Form 10-Q
period 1996-06-30
PROTOCOL SYSTEMS INC/NEW
filed 1996-08-12
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   June 30, 1996

Commission File Number  0-19943


                             PROTOCOL SYSTEMS, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Oregon                                        93-0913130
- ------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


      8500 SW Creekside Place, Beaverton, OR                     97008
- ------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                 (503) 526-8500
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               August 7, 1996:
                  8,684,208 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                 Page No.
- -----------------------------                                 --------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        as of June 30, 1996 and December 31, 1995                    3

        Condensed Consolidated Statements of
        Operations for the three months and six months
        ended June 30, 1996 and 1995                                 4

        Consolidated Statements of Cash Flows for
        the six months ended June 30, 1996 and 1995                  5

        Notes to Condensed Consolidated Financial
        Statements                                                 6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations             9-12


PART II  OTHER INFORMATION
- --------------------------

Item 6. Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                          14
- ----------



                                  PROTOCOL SYSTEMS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                       (unaudited)


                                                                   June 30,   December 31,
                                                                     1996         1995
                                                                    ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                        $10,133      $ 3,929
  Short-term investments                                             6,086        8,225
  Accounts receivable - net                                         12,864       13,980
  Inventories                                                        8,074        6,301
  Deferred taxes                                                     1,416        1,249
  Prepaid expenses and other                                           380           91
                                                                   -------      -------
    Total current assets                                            38,953       33,775

Long-term investments                                               10,150       12,068
Property and equipment - net                                         2,344        2,028
Other assets                                                         1,966        2,009
                                                                   -------      -------
                                                                   $53,413      $49,880
                                                                   =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 2,549      $ 2,058
  Accrued salaries, wages and related liabilities                    2,422        1,924
  Other accrued liabilities                                            661          627
  Income taxes payable                                                 550        1,246
  Reserve for warranties                                               925          908
  Deferred revenue and customer deposits                               132          140
                                                                   -------      -------
    Total current liabilities                                        7,239        6,903

Deferred taxes                                                         406          446
Shareholders' equity:
  Common Stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 7,473 at 1996 and 7,401 at 1995              75           74
  Additional paid-in capital                                        28,350       27,824
  Unrealized holding gain on investments                                (6)          46
  Retained earnings                                                 17,391       14,620
  Foreign currency translation adjustment                              (42)         (33)
                                                                   -------      -------

    Total shareholders' equity                                      45,768       42,531
                                                                   -------      -------
                                                                   $53,413      $49,880
                                                                   =======      =======










               See acompanying notes to condensed consolidated financial statements


                                     PROTOCOL SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands except per share amounts)
                                           (unaudited)



                                         Three months ended June 30,  Six months ended June 30,
                                               1996       1995              1996       1995
                                              ------     ------            ------     ------

Sales                                        $15,017    $10,761           $28,806    $20,937
Cost of sales                                  6,521      4,856            12,829      9,435
                                             -------    -------           -------    -------
    Gross profit                               8,496      5,905            15,977     11,502

Operating expenses:
  Research and development expenses            1,784      1,556             3,579      3,251
  Selling, general and administrative
   expenses                                    4,911      3,905             8,994      7,370
                                             -------    -------           -------    -------
    Total operating expenses                   6,695      5,461            12,573     10,621
                                             -------    -------           -------    -------
    Income from operations                     1,801        444             3,404        881

Other income                                     289        287               609        544
                                             -------    -------           -------    -------
    Income before income taxes                 2,090        731             4,013      1,425

Provision for income taxes                       647        207             1,242        399
                                             -------    -------           -------    -------
    Net Income                               $ 1,443    $   524           $ 2,771    $ 1,026
                                             =======    =======           =======    =======

    Net income per common and
     common equivalent share                 $  0.18    $  0.07           $  0.34    $  0.13
                                             =======    =======           =======    =======

    Weighted average number of common
     and common equivalent shares
     outstanding                               8,209      7,603             8,177      7,601










               See acompanying notes to condensed consolidated financial statements


                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                          (unaudited)

                                                                 Six months ended June 30,
                                                                      1996      1995
                                                                     ------    ------
Cash flows from operating activities:
 Net income                                                         $ 2,771   $ 1,026

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        674       563
   Amortization of bond premium                                         185       125
   Provision for deferred taxes                                        (204)     (119)
   Changes in assets and liabilities:
     Decrease in accounts receivable                                  1,117         7
     Increase in inventories                                         (1,774)   (2,475)
     (Increase) decrease in prepaid expenses and other assets          (274)      241
     Increase in accounts payable and accrued liabilities             1,022       269
     Decrease in income taxes payable                                  (696)     (157)
     Increase (decrease) in reserve for warranties                       17        (7)
     Decrease in deferred revenue and customer deposits                  (7)      (66)
                                                                    -------   -------
        Net cash provided by (used in) operating activities           2,831      (593)

Cash flows from investing activities:
  Purchase of investments                                            (4,644)   (9,232)
  Proceeds from maturity of investments                               8,464     8,200
  Acquisition of property and equipment                                (892)     (939)
  Expenditures for software development                                 (80)       -
                                                                    -------   -------
        Net cash provided by (used in) investing activities           2,848    (1,971)

Cash flows from financing activities:
  Proceeds from exercise of stock options and stock purchase plan       526       435
                                                                    -------   -------
        Net cash provided by financing activities                       526       435

Effect of exchange rates on cash and cash equivalents                    (1)       -
                                                                    -------   -------

        Net increase (decrease) in cash and cash equivalents          6,204    (2,129)

Cash and cash equivalents at beginning of period                      3,929     5,829
                                                                    -------   -------
Cash and cash equivalents at end of period                          $10,133   $ 3,700
                                                                    =======   =======

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                        $ 1,748   $   554










               See acompanying notes to condensed consolidated financial statements

                            PROTOCOL SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information.
Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                               June 30,      December 31,
(in thousands)                                   1996            1995
- -------------------------------------------------------------------------
Raw materials                                   $3,570          $2,772
Work in process                                    785             816
Finished goods                                   1,408             957
Demonstration instruments                        2,311           1,756
                                                ------          ------
   Total inventories                            $8,074          $6,301
                                                ======          ======

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               June 30,      December 31,
(in thousands)                                   1996            1995
- -------------------------------------------------------------------------
Equipment                                       $6,032          $5,302
Furniture and fixtures                           1,053             942
Leasehold improvements                             237             233
                                                ------          ------
                                                 7,322           6,477
Less accumulated depreciation and amortization   4,978           4,449
                                                ------          ------
   Property and equipment - net                 $2,344          $2,028
                                                ======          ======

INCOME TAXES

The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the Federal statutory rate primarily because of the provision for state income taxes, the benefit of the Company's foreign sales corporation and tax-exempt interest income earned on investments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of income taxes.


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.


NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 1996 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation." This statement defines a fair value based method of accounting for employee stock options or similar equity instruments. However, this statement allows an entity to continue to measure compensation costs related to such equity instruments in accordance with the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Entities which elect to continue to apply the provisions of APB Opinion No. 25 are required to make pro-forma disclosures of net income and earnings per share annually as calculated using the fair value based method of accounting prescribed by SFAS No. 123. The Company has elected to continue to account for stock based compensation in accordance with APB Opinion No. 25.
Therefore, implementation of this statement has not had a material effect on the Company's financial position or results of operations.

On January 1, 1996 the Company adopted the Financial Accounting Standards Board's SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This statement specifies when long-lived assets should be reviewed for impairment, how to determine if such an asset is impaired and how to measure an impairment loss. This statement also requires that long-lived assets held for disposal be valued at the lower of carrying amount or fair value less the cost to sell the asset, except for assets that constitute part of a discontinued operation. Implementation of this statement has not had a material effect on the Company's financial position or results of operations.

SUBSEQUENT EVENT

On July 10, 1996 the Company completed the acquisition of Pryon Corporation ("Pryon") pursuant to a merger accounted for as a pooling of interests. As a result of the merger Pryon became a wholly-owned subsidiary of the Company.
In accordance with the terms of the merger, 1,211,100 shares of Protocol common stock were exchanged for all of the outstanding capital stock of Pryon. In addition, the Company issued options to purchase 121,385 shares of the Company's common stock in replacement of options to purchase Pryon common stock outstanding immediately prior to the consummation of the merger. These options vest and become exercisable in accordance with the terms of the original Pryon stock options. Since this acquisition was not consummated as of June 30, 1996, the results of Pryon are not included in the accompanying condensed consolidated financial statements.

The following table presents, on a pro forma basis, the consolidated results of operations as if the acquisition of Pryon had been consummated as of June 30, 1996:

(in thousands except per share amounts)
- ------------------------------------------------------------------------------

                                            (Unaudited)

                     Three months ended June 30,     Six months ended June 30,
                          1996         1995              1996         1995
                         ------       ------            ------       ------
Sales                   $17,097      $13,343           $33,356      $26,287
Net income                1,591          665             3,144        1,478
Net income per share    $   .17      $   .07           $   .34      $   .16

- ------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of June 30, 1996 with working capital balances of $31.7 million and a current ratio of 5.4:1 as compared to working capital of $26.9 million and a current ratio of 4.9:1 at December 31, 1995. Positive cash flow from operating activities for the first six months of 1996 was $2.8 million as compared to negative operating cash flows of $593,000 for the first six months of 1995. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.


ACQUISITION OF SUBSIDIARY

On July 10, 1996 the Company completed the acquisition of Pryon Corporation pursuant to a merger accounted for as a pooling of interests.
Further discussion of this transaction is included in the Subsequent Event footnote to the accompanying condensed consolidated financial statements.


RESULTS OF OPERATIONS

Second Quarter 1996 vs. Second Quarter 1995
- -------------------------------------------

Sales. Sales for the second quarter of 1996 increased 39.5% to $15.0 million from $10.8 million for the second quarter of 1995. Instrument sales (including monitor options) increased by $4.4 million or 55.2% from the prior year's second quarter. The growth in instrument sales resulted primarily from increased unit sales of monitors and monitor options. Additional revenue growth was generated by increases in sales of accessories and service.

Domestic sales increased 57.2% to $10.3 million (68.9% of total sales) in the second quarter of 1996 from $6.6 million (61.1% of total sales) in the second quarter of 1995. The Company attributes its continuing strong domestic sales growth to increased customer preference for its Flexible Monitoring (TM) solutions which maximize patient monitor utilization while reducing monitoring costs and to sales of $1.9 million to the U.S. Department of Defense ("DOD") in the second quarter of 1996.

International sales increased 25.4% to $4.0 million (26.8% of total sales) in the second quarter of 1996 from $3.2 million (29.9% of total sales) in the second quarter of 1995. International sales growth in the second quarter of 1996 was positively impacted by sales of $4.4 million to the DOD in the first quarter of 1996. As a result of these first quarter 1996 sales to the DOD, certain international customer orders originally expected to ship in the first quarter of 1996 were pushed into the second quarter.


Original Equipment Manufacturer ("OEM") sales decreased to $643,000 (4.3% of total sales) in the second quarter of 1996 from $968,000 (9.0% of total sales) in the prior year's second quarter. The decrease in OEM sales was primarily the result of a reduction in the number of GenESA devices sold to Gensia, Inc. Full production of the GenESA device for the European market began in early 1995. Production of the device for the domestic market must await market clearance by the FDA.

Gross profit. As a percentage of sales, gross profit increased from 54.9% in the second quarter of 1995 to 56.6% in the second quarter of 1996. The increase in gross profit as a percentage of sales resulted primarily from manufacturing efficiencies realized as a result of increased Propaq Encore monitor production and sales levels.

Research and development. Research and development expenses increased 14.6% to $1.8 million in the second quarter of 1996 from $1.6 million in the second quarter of 1995. Research and development expenses as a percentage of sales decreased to 11.9% from 14.5% in the second quarter of 1995. Research and development expenses as a percentage of sales were above historical levels in the second quarter of 1995 as the result of non-recurring expenses incurred in that quarter related to the final testing and introduction of the Propaq Encore monitor.

Selling, general and administrative. Selling, general and administrative expenses increased 25.8% to $4.9 million in the second quarter of 1996 from $3.9 million in the second quarter of 1995. Rising payroll and related costs resulting from headcount increases in marketing and administrative personnel was the primary cause of the increase in expenses. Increased sales commission expense as a result of the increased sales level also contributed significantly to the increase in expenses. As a percentage of sales, selling, general and administrative expenses decreased to 32.7% in the second quarter of 1996 from 36.3% in the second quarter of 1995.

Other income. Other income remained virtually unchanged from the second quarter of 1995 as the effects of higher invested balances were offset by lower interest rates earned on the Company's investments.

Provision for income taxes. The provision for income taxes increased to $647,000 in the second quarter of 1996 from $207,000 in the second quarter of 1995 representing effective tax rates of 31.0% and 28.3%, respectively. The increase in the effective tax rate resulted primarily from the expiration of tax code provisions allowing for research and experimentation tax credits and a decrease in the tax benefit of the Company's foreign sales corporation

Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995
- -----------------------------------------------------------------

Sales. Sales for the first six months of 1996 increased 37.6% to $28.8 million from $20.9 million for the first six months of 1995. Instrument sales (including monitor options) increased by $7.5 million or 46.9% from the prior year's first six months. The growth in instrument sales resulted primarily from increased unit sales of monitors and monitor options. Additional revenue growth was generated by increases in sales of accessories and service.

Domestic sales increased 62.6% to $20.0 million (69.5% of total sales) in the first six months of 1996 from $12.3 million (58.8% of total sales) in the first six months of 1995. The Company attributes its continuing strong domestic growth to increased customer preference for its Flexible Monitoring
(TM) solutions which maximize patient monitor utilization while reducing monitoring costs and to sales of $6.4 million to the U.S. Department of Defense in the first six months of 1996.

International sales increased 8.4% to $7.9 million (27.3% of total sales) in the first six months of 1996 from $7.3 million (34.7% of total sales) in the first six months of 1995. An increase in sales to NEC, the Company's exclusive distributor in Japan, contributed significantly to the increase in international sales.

Original Equipment Manufacturer sales decreased to $906,000 (3.1% of total sales) in the first six months of 1996 from $1.4 million (6.5% of total sales) in the prior year's first six months. The decrease in OEM sales was primarily the result of a reduction in the number of GenESA devices sold to Gensia, Inc. Full production of the GenESA device for the European market began in early 1995. Production of the device for the domestic market must await market clearance by the FDA.

Gross profit. As a percentage of sales, gross profit increased from 54.9% in the first six months of 1995 to 55.5% in the first six months of 1996. The increase in gross profit as a percentage of sales resulted primarily from manufacturing efficiencies realized as a result of increased Propaq Encore monitor production and sales levels, partially offset by the effect of significant price discounting on the $6.4 million of orders shipped to the U.S. Department of Defense in the first six months of 1996.

Research and development. Research and development expenses increased 10.1% to $3.6 million in the first six months of 1996 from $3.3 million in the first six months of 1995. Research and development expenses as a percentage of sales decreased to 12.4% from 15.5% in the first six months of 1995. Research and development expenses as a percentage of sales were above historical levels in the first six months of 1995 as the result of non-recurring expenses incurred in that period to complete development of the Propaq Encore monitor.

Selling, general and administrative. Selling, general and administrative expenses increased 22.0% to $9.0 million in the first six months of 1996 from $7.4 million in the first six months of 1995. Rising payroll and related costs resulting from headcount increases in marketing and administrative personnel was the primary cause of the increase in expenses. Increased sales commission expense as a result of the increased sales level also contributed significantly to the increase in expenses. As a percentage of sales, selling, general and administrative expenses decreased to 31.2% in the first six months of 1996 from 35.2% in the first six months of 1995.

Other income. Other income increased 11.9% to $609,000 in the first six months of 1996 from $544,000 in the first six months of 1995 primarily due to increased interest income resulting from higher invested balances.

Provision for income taxes. The provision for income taxes increased to $1.2 million in the first six months of 1996 from $399,000 in the first six months of 1995 representing effective tax rates of 30.9% and 28.0%, respectively. The increase in the effective tax rate resulted primarily from the expiration of tax code provisions allowing for research and experimentation tax credits and a decrease in the tax benefit of the Company's foreign sales corporation.

                      PART II.  OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits: 27.1 Financial Data Schedule

         (b) During the second quarter of 1996, the Company filed a Current Report on Form 8-K dated June 14, 1996 to report under Item 5 the determination of the number of shares of the Company's common stock to be issued for each share of Pryon Corporation capital stock upon consummation of the merger of the Company and Pryon.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: August 9, 1996                               By  /s/ James B. Moon
                                                       ---------------------
                                                       James B. Moon
                                                       President and
                                                       Chief Executive Officer

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer