Form 10-Q
period 1996-09-30
PROTOCOL SYSTEMS INC/NEW
filed 1996-11-14
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   September 30, 1996

Commission File Number  0-19943


                             PROTOCOL SYSTEMS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Oregon                                        93-0913130
------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


      8500 SW Creekside Place, Beaverton, OR                     97008
------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                 (503) 526-8500
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               November 12, 1996:
                  8,707,527 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        as of September 30, 1996 and December 31, 1995                    3

        Condensed Consolidated Statements of
        Operations for the three months and nine months
        ended September 30, 1996 and 1995                                 4

        Consolidated Statements of Cash Flows for
        the nine months ended September 30, 1996 and 1995                 5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10-13


PART II  OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6. Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                               15
----------

                                    PROTOCOL SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                         (unaudited)


                                                                 September 30, December 31,
                                                                     1996         1995
                                                                    ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 6,897      $ 3,974
  Short-term investments                                            11,970        8,225
  Accounts receivable - net                                         13,170       15,427
  Inventories                                                       12,239        9,866
  Deferred taxes                                                     1,344        1,249
  Prepaid expenses and other                                           188          289
                                                                   -------      -------
    Total current assets                                            45,808       39,030

Long-term investments                                                5,139       12,068
Property and equipment - net                                         4,337        3,848
Other assets                                                         2,366        2,274
                                                                   -------      -------
                                                                   $57,650      $57,220
                                                                   =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 3,433      $ 2,669
  Accrued salaries, wages and related liabilities                    2,396        2,282
  Other accrued liabilities                                            703          696
  Income taxes payable                                                 318        1,246
  Reserve for warranties                                             1,040        1,053
  Deferred revenue and customer deposits                               153          140
  Current portion, long-term debt                                       13          100
                                                                   -------      -------
    Total current liabilities                                        8,056        8,186

Long-term debt                                                          -         1,795
Deferred taxes                                                         439          446
Shareholders' equity:
  Common Stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,694 at 1996 and 8,612 at 1995              87           86
  Additional paid-in capital                                        34,211       34,052
  Unrealized holding gain on investments                                 6           46
  Retained earnings                                                 14,876       12,643
  Foreign currency translation adjustment                              (25)         (34)
                                                                   -------      -------
    Total shareholders' equity                                      49,155       46,793
                                                                   -------      -------
                                                                   $57,650      $57,220
                                                                   =======      =======







           See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                                        Three months ended Sept. 30,  Nine months ended Sept. 30,
                                               1996       1995              1996       1995
                                              ------     ------            ------     ------

Sales                                        $16,193    $15,222           $49,529    $41,509
Cost of sales                                  7,239      7,362            22,001     19,672
                                             -------    -------           -------    -------
    Gross profit                               8,954      7,860            27,528     21,837

Operating expenses:
  Research and development expenses            2,235      1,848             6,726      5,875
  Selling, general and administrative
   expenses                                    5,073      4,569            15,312     13,086
  Acquisition related charges                  2,097         -              2,097         -
  Litigation settlement charges                  275         -                275         -
                                             -------    -------           -------    -------
    Total operating expenses                   9,680      6,417            24,410     18,961
                                             -------    -------           -------    -------
    Income from operations                      (726)     1,443             3,118      2,876

Other income                                     257        239               761        683
                                             -------    -------           -------    -------
    Income before income taxes                  (469)     1,682             3,879      3,559

Provision for income taxes                       441        430             1,646        829
                                             -------    -------           -------    -------
    Net Income                             ($    910)   $ 1,252           $ 2,233    $ 2,730
                                             =======    =======           =======    =======

    Net income per common and
     common equivalent share                ($  0.10)   $  0.14           $  0.24    $  0.31
                                             =======    =======           =======    =======

    Weighted average number of common
     and common equivalent shares
     outstanding                               9,433      9,092             9,410      8,779









           See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                                 Nine months ended September 30,
                                                                       1996         1995
                                                                      ------       ------
Cash flows from operating activities:
 Net income                                                          $ 2,233      $ 2,730

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                       1,595        1,371
   Amortization of bond premium                                          293          156
   Provision for deferred taxes                                         (147)        (172)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                        2,263         (818)
     Increase in inventories                                          (2,371)      (1,826)
     Decrease in prepaid expenses and other assets                       124          192
     Increase (decrease) in accounts payable and accrued liabilities   1,009         (348)
     Increase (decrease) in income taxes payable                        (929)          37
     Increase (decrease) in reserve for warranties                       (12)          16
     Increase (decrease) in deferred revenue and customer deposits         9          (67)
                                                                     -------      -------
        Net cash provided by operating activities                      4,067        1,271

Cash flows from investing activities:
  Purchase of investments                                             (9,674)     (16,512)
  Proceeds from maturity of investments                               12,534       14,521
  Acquisition of property and equipment                               (1,915)      (1,844)
  Acquisition of intangible assets                                      (200)          -
  Investment in subsidiary                                                -          (237)
  Expenditures for software development                                  (80)         (20)
                                                                     -------      -------
        Net cash provided by (used in) investing activities              665       (4,092)

Cash flows from financing activities:
  Proceeds from exercise of stock options and stock purchase plan      1,111          780
  Repurchase of common stock                                          (1,042)          -
  Payments of long-term debt                                          (1,882)          -
  Proceeds from issuance of long-term debt                                -           284
                                                                     -------      -------
        Net cash provided by (used in) financing activities           (1,813)       1,064
                                                                     -------      -------

Effect of exchange rates on cash and cash equivalents                      4           (3)
                                                                     -------      -------

        Net increase (decrease) in cash and cash equivalents           2,923       (1,760)

Cash and cash equivalents at beginning of period                       3,974        5,996
                                                                     -------      -------
Cash and cash equivalents at end of period                           $ 6,897      $ 4,236
                                                                     =======      =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $   119      $   141

  Cash paid for income taxes                                         $ 2,323      $   791


Supplemental schedule of noncash transactions:
  Increase in investment in Protocol Medical Systems Ltd.
   due to release of compensatory shares of common
   stock from escrow                                                 $    91      $    -
  Fair value of net assets of subsidiary, consisting primarily of intangible technology assets, acquired by issuance of common
   stock and liabilities incurred                                    $    -       $   754


           See accompanying notes to condensed consolidated financial statements

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


ACQUISITION OF SUBSIDIARY

On July 10, 1996 the Company completed the acquisition of Pryon Corporation ("Pryon") pursuant to a merger accounted for as a pooling of interests. As a result of the merger Pryon became a wholly-owned subsidiary of the Company.
In accordance with the terms of the merger, 1,211,100 shares of Protocol common stock were exchanged for all of the outstanding capital stock of Pryon. In addition, the Company issued options to purchase 121,385 shares of the Company's common stock in replacement of options to purchase Pryon common stock outstanding immediately prior to the consummation of the merger. These options vest and become exercisable in accordance with the terms of the original Pryon stock options. The Company's condensed consolidated financial statements for the periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of Pryon.

The Company incurred $2.1 million of expenses in connection with the acquisition of Pryon. The costs of the acquisition consisted primarily of investment banking, legal and accounting fees.

Separate results of operations of the Company and Pryon for the periods prior to the acquisition are as follows:

(in thousands)                                        (unaudited)
------------------------------------------------------------------------------
                                              Six months       Year ended
                                             ended June 30,   December 31,
                                                 1996             1995
                                                ------           ------
Sales:
   Protocol                                    $28,806          $49,067
   Pryon                                         6,253           12,276
   Eliminations                                 (1,723)          (1,741)
                                               -------          -------
   Combined                                    $33,336          $59,602

Net Income:
   Protocol                                     $2,771           $4,678
   Pryon                                           501              818
   Eliminations                                   (128)             (98)
                                                ------           ------
   Combined                                     $3,144           $5,398
------------------------------------------------------------------------------


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                             September 30,   December 31,
(in thousands)                                   1996            1995
-------------------------------------------------------------------------
Raw materials                                  $ 4,857          $4,096
Work in process                                  2,618           3,001
Finished goods                                   2,578           1,013
Demonstration instruments                        2,186           1,756
                                               -------          ------
   Total inventories                           $12,239          $9,866
                                               =======          ======

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                             September 30,   December 31,
(in thousands)                                   1996            1995
-------------------------------------------------------------------------
Equipment                                       $9,837          $8,150
Furniture and fixtures                           1,173           1,035
Leasehold improvements                             650             625
                                                ------          ------
                                                11,660           9,810
Less accumulated depreciation and amortization   7,323           5,962
                                                ------          ------
   Property and equipment - net                 $4,337          $3,848
                                                ======          ======


INCOME TAXES

The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the Federal statutory rate primarily because of non-deductible expenses related to the acquisition of Pryon, the benefit of net operating loss carryforwards, the provision for state income taxes, the benefit of the Company's foreign sales corporation, the utilization of research and experimentation tax credits and tax-exempt interest income earned on investments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of income taxes.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of September 30, 1996 with working capital balances of $37.8 million and a current ratio of 5.6:1 as compared to working capital of $30.8 million and a current ratio of 4.8:1 at December 31, 1995. Cash flow from operating activities for the first nine months of 1996 was $4.1 million as compared to cash flow from operating activities of $1.3 million for the first nine months of 1995. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.


ACQUISITION OF SUBSIDIARY

On July 10, 1996 the Company completed the acquisition of Pryon Corporation ("Pryon") pursuant to a merger accounted for as a pooling of interests. Further discussion of this transaction is included in the footnotes to the accompanying condensed consolidated financial statements. All figures presented for the periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of Pryon.


RESULTS OF OPERATIONS

Third Quarter 1996 vs. Third Quarter 1995
-----------------------------------------

Sales. Sales for the third quarter of 1996 increased 6.4% to $16.2 million from $15.2 million for the third quarter of 1995. Instrument sales (including Propaq and Propaq Encore monitors and monitor options) increased by $1.7 million or 16.9% from the prior year's third quarter. The growth in instrument sales resulted primarily from increased unit sales of monitors and monitor options. Sales of Pryon's original equipment manufacturer ("OEM") CO2 monitoring products and related accessories decreased $896,000 or 36.2% from the prior year's third quarter, primarily as the result of a reduction in sales to two of Pryon's largest customers.

Domestic sales increased 15.1% to $9.2 million (56.8% of total sales) in the third quarter of 1996 from $8.0 million (52.5% of total sales) in the third quarter of 1995. The Company attributes its continuing strong domestic sales growth to increased customer preference for its Flexible Monitoring (TM) solutions which maximize patient monitor utilization while reducing monitoring costs.

International sales increased 28.6% to $5.3 million (32.5% of total sales) in the third quarter of 1996 from $4.1 million (26.8% of total sales) in the third quarter of 1995. Increased sales to NEC, the Company's exclusive distributor in Japan, contributed significantly to the increase in international sales.

OEM sales decreased to $1.7 million (10.7% of total sales) in the third quarter of 1996 from $3.1 million (20.7% of total sales) in the prior year's third quarter. The decrease in OEM sales was primarily the result of an $896,000 decrease in sales of Pryon's CO2 monitoring products. Pryon has received four new OEM contracts for its CO2 monitoring technology since signing the Protocol merger agreement in February 1996; however, these contracts are not expected to contribute additional revenues to the Company until 1998. Decreased sales of GenESA devices to Gensia, Inc., also contributed to the decrease in OEM sales. Production of the GenESA device for the European market began in early 1995. Production of the device for the domestic market must await market clearance by the FDA.

Gross profit. As a percentage of sales, gross profit increased to 55.3% in the third quarter of 1996 from 51.6% in the third quarter of 1995. The increase in gross profit as a percentage of sales resulted primarily from manufacturing efficiencies realized as a result of increased Propaq Encore monitor production and sales levels.

Research and development. Research and development expenses increased 20.9% to $2.2 million in the third quarter of 1996 from $1.8 million in the third quarter of 1995. The increase in research and development expenses resulted primarily from rising payroll and related costs resulting from headcount increases to support product development efforts. As a percentage of sales, research and development expenses increased to 13.8% in the third quarter of 1996 from 12.1% in the third quarter of 1995.

Selling, general and administrative. Selling, general and administrative expenses increased 11.0% to $5.1 million in the third quarter of 1996 from $4.6 million in the third quarter of 1995. Rising payroll and related costs resulting from headcount increases in marketing and administrative personnel was the primary cause of the increase in expenses. Increased costs of consumable accessories for marketing demonstration equipment also contributed to the increase in expenses. As a percentage of sales, selling, general and administrative expenses increased to 31.3% in the third quarter of 1996 from 30.0% in the third quarter of 1995.

Acquisition related charges and litigation settlement charges. The Company incurred charges of $2.1 million in the third quarter of 1996 in connection with the Company's acquisition of Pryon. The costs of the acquisition consisted primarily of investment banking, legal and accounting fees. The acquisition of Pryon was completed on July 10, 1996. The Company incurred charges of $275,000 in the quarter related to the settlement of litigation regarding the 1991 termination of the Company's former Canadian distributor.

Other income. Other income increased 7.6% to $257,000 in the third quarter of 1996 from $239,000 in the third quarter of 1995 primarily as a result of a decrease in interest expense due to the use of available cash to reduce Pryon's borrowings.

Provision for income taxes. The provision for income taxes increased to $441,000 in the third quarter of 1996 from $430,000 in the third quarter of 1995. The Company incurred income tax expense in the third quarter of 1996 despite a pre-tax loss due to the non-deductibility of expenses related to the acquisition of Pryon incurred during the quarter. Excluding the effect of non-deductible acquisition related charges from pre-tax income, the effective tax rate increased to 27.1% in the third quarter of 1996 from 25.6% in the third quarter of 1995

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995
-----------------------------------------------------------------------------

Sales. Sales for the first nine months of 1996 increased 19.3% to $49.5 million from $41.5 million for the first nine months of 1995. Instrument sales (including Propaq and Propaq Encore monitors and monitor options) increased by $9.3 million or 35.2% from the prior year's first nine months. The growth in instrument sales resulted primarily from increased unit sales of monitors and monitor options. Sales of Pryon's original equipment manufacturer ("OEM") CO2 monitoring products and related accessories decreased $1.7 million or 21.9% from the prior year's first nine months, primarily as the result of a reduction in sales to two of Pryon's largest customers.

Domestic sales increased 43.9% to $29.2 million (59.0% of total sales) in the first nine months of 1996 from $20.3 million (48.9% of total sales) in the first nine months of 1995. The Company attributes its continuing strong domestic growth to increased customer preference for its Flexible Monitoring
(TM) solutions which maximize patient monitor utilization while reducing monitoring costs and to increased sales to the U.S. Department of Defense in the first nine months of 1996.

International sales increased 15.7% to $13.1 million (26.5% of total sales) in the first nine months of 1996 from $11.3 million (27.3% of total sales) in the first nine months of 1995. An increase in sales to NEC, the Company's exclusive distributor in Japan, contributed significantly to the increase in international sales.

OEM sales decreased to $7.2 million (14.5% of total sales) in the first nine months of 1996 from $9.9 million (23.7% of total sales) in the prior year's first nine months. The decrease in OEM sales was primarily the result of a $1.7 million decrease in sales of Pryon's CO2 monitoring products. Pryon has received four new OEM contracts for its CO2 monitoring technology since signing the Protocol merger agreement in February 1996; however, these contracts are not expected to contribute additional revenues to the Company until 1998. Decreased sales of GenESA devices to Gensia, Inc., also contributed to the decrease in OEM sales. Production of the GenESA device for the European market began in early 1995. Production of the device for the domestic market must await market clearance by the FDA.

Gross profit. As a percentage of sales, gross profit increased to 55.6% in the first nine months of 1996 from 52.6% in the first nine months of 1995. The increase in gross profit as a percentage of sales resulted primarily from manufacturing efficiencies realized as a result of increased Propaq Encore monitor production and sales levels, partially offset by the effect of price discounting on orders shipped to the U.S. Department of Defense in the first nine months of 1996.

Research and development. Research and development expenses increased 14.5% to $6.7 million in the first nine months of 1996 from $5.9 million in the first nine months of 1995. The increase in research and development expenses resulted primarily from rising payroll and related costs resulting from headcount increases to support product development efforts. As a percentage of sales, research and development expenses decreased to 13.6% in the first nine months of 1996 from 14.2% in the first nine months of 1995.

Selling, general and administrative. Selling, general and administrative expenses increased 17.0% to $15.3 million in the first nine months of 1996 from $13.1 million in the first nine months of 1995. Rising payroll and related costs resulting from headcount increases in marketing and administrative personnel was the primary cause of the increase in expenses. As a percentage of sales, selling, general and administrative expenses decreased to 30.9% in the first nine months of 1996 from 31.5% in the first nine months of 1995.

Acquisition related charges and litigation settlement charges. The Company incurred charges of $2.1 million in the third quarter of 1996 in connection with the Company's acquisition of Pryon. The costs of the acquisition consisted primarily of investment banking, legal and accounting fees. The acquisition of Pryon was completed on July 10, 1996. The Company incurred charges of $275,000 in the third quarter of 1996 related to the settlement of litigation regarding the 1991 termination of the Company's former Canadian distributor.

Other income. Other income increased 11.4% to $761,000 in the first nine months of 1996 from $683,000 in the first nine months of 1995 primarily due to increased interest income resulting from higher invested balances.

Provision for income taxes. The provision for income taxes increased to $1.6 million in the first nine months of 1996 from $829,000 in the first nine months of 1995 representing effective tax rates of 42.4% and 23.3%, respectively. The increase in the effective tax rate resulted primarily from expenses of the acquisition of Pryon which reduced pre-tax income in 1996 but which were not deductible for purposes of calculating the Company's income tax expense. Excluding the effect of non-deductible acquisition related charges from pre-tax income, the effective tax rate increased to 27.5% in the first nine months of 1996 from 23.3% in first nine months of 1995.

                      PART II.  OTHER INFORMATION





Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on July 10, 1996 and reconvened on July 31, 1996 and August 7, 1996 at which the following actions were taken by a vote of the shareholders:


         (1) The following persons were elected to the Board of Directors for three-year terms expiring in 1999 by the votes indicated below:

              Steven E. Wynne:     6,386,166 votes for; 13,188 votes withheld
              David F. Bolender:   6,386,566 votes for; 12,788 votes withheld


         (2) The proposal to issue shares of the Company's common stock in connection with the Agreement and Plan of Merger among the Company, Pryon and Protocol Merger Corporation was approved by a vote of 4,350,687 to 123,100 (with 44,202 abstentions).


         (3) The Amendment to the Protocol Systems, Inc. 1992 Stock Incentive Plan was approved by a vote of 3,760,580 to 1,332,900 (with 38,424 abstentions).


         (4) The Amendment to the Protocol Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors was approved by a vote of 3,492,194 to 972,340 (with 99,104 abstentions).


         (5) The appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the year ending December 31, 1996 was ratified by a vote of 6,314,901 to 9,130 (with 75,323 abstentions).




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits: 27.1 Financial Data Schedule

         (b) During the third quarter of 1996, the Company filed a Current Report on Form 8-K dated July 10, 1996 to report under Item 2 the acquisition of Pryon Corporation effective as of July 10, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: November 13, 1996                            By  /s/ James B. Moon
                                                       ---------------------
                                                       James B. Moon
                                                       President and
                                                       Chief Executive Officer

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer