Form 10-K405
period 1996-12-31
PROTOCOL SYSTEMS INC/NEW
filed 1997-03-31
CIK 883322

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                                 Form 10-K

(Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996

                                   OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                     Commission File Number: 0-19943

                         PROTOCOL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Oregon                                                93-0913130
         ______                                                __________
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                 8500 SW Creekside Place, Beaverton, OR 97008
                 ____________________________________________
             (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (503) 526-8500

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                  _______________________________________
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $81,884,393. There were 8,796,259 shares of Common stock of the registrant outstanding at March 14, 1997.

                   Documents Incorporated by Reference
                   ___________________________________
                                                         Part of Form 10-K Into
         Document                                         Which Incorporated
         ________                                         ____________________
Portions of the 1997 Proxy Statement                       Part III

                                    Part I

ITEM 1. BUSINESS

GENERAL

Protocol Systems, Inc. was incorporated in Oregon in November 1985, and made its first commercial shipment of patient monitors in February 1988. Since that date, the Company has sold over 40,000 vital signs monitors. In March 1992, the Company completed its initial public offering. The Company's stock trades on the Nasdaq Stock Market under the symbol PCOL.

The Company designs, manufactures and markets patient monitoring instruments and systems utilizing innovative design, advanced software concepts and leading electronic technology. Protocol's products are designed to address hospitals' needs for more efficient and flexible utilization of patient monitoring equipment. The Company's Propaq monitors, including the 100 Series Propaq monitors and the Propaq Encore (200 Series) monitors, combine multiple physiologic measurement and display capabilities in a single lightweight, rugged instrument, permitting the use of the monitor in a variety of patient care applications. The Company's Acuity System further increases monitoring flexibility by allowing a clinician to observe and control up to 60 Propaq monitors from a dedicated UNIX-based workstation.

The Company operates in a single industry segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales of the Company's products by geographic region are shown in the notes to the consolidated financial statements.

On July 10, 1996, the Company completed the acquisition of Pryon Corporation ("Pryon"), a supplier of capnography (CO2 monitoring) products to medical instrument manufacturers. Capnography is the measurement and graphical display of carbon dioxide concentration, or partial pressure appearing at a patient's airway. Pryon designs, manufactures and markets both mainstream and sidestream sensors and instrumentation to monitor end-tidal carbon dioxide levels present in the respired breath of critically ill and other patients. This CO2 data, coupled with other clinical signs and information, provides clinicians with a noninvasive means to assess the patient's ventilation, perfusion and circulatory status. Since 1989, Pryon has sold over 20,000 CO2 monitoring systems.

MARKET FOR PATIENT MONITORING EQUIPMENT

The 1996 worldwide market for patient monitoring equipment was estimated to be $1.85 billion annually. The principal purchasers of patient monitoring products are hospitals; other customers include outpatient surgery centers, subacute care centers, clinics, physician offices and emergency transportation units.

Patient monitoring products measure, display and document physiologic information obtained from sensors attached to the patient. Measured parameters include electrocardiogram (ECG), invasive and non-invasive blood pressure, pulse rate, pulse oximetry, body temperature, respiration rate, end-tidal CO2 and other specialized parameters. Products vary from specialized single-parameter instruments to monitors with the ability to measure multiple parameters and interface with other instruments.

PATIENT MONITORING MARKET SEGMENTS

The patient monitoring market may be divided into five segments: portable bedside monitors, low-end systems, high-end systems, telemetry systems, and stand-alone monitors. The segments are distinguished by the intensity and duration of the monitoring, the acuity of the patient's condition and the level of nursing attention devoted to each patient.

PORTABLE BEDSIDE MONITORS. Portable monitors are freestanding and movable and typically measure multiple parameters. They are carried or wheeled with the patient, often while he or she is being transported to or within the hospital. They may also be left at the patient's bedside, providing continuous longer-term monitoring when the patient's condition warrants. When monitoring is no longer required, the monitor can be easily moved to a new location or patient. The Company has been a leader in the development of the portable bedside monitoring segment since its introduction of the highly portable, multiple-parameter Propaq monitor in 1988.

HIGH-END SYSTEMS. High-end systems monitors are normally large, permanently located adjacent to a particular hospital bed and connected to a central monitoring station for observing multiple patients. They are used most often in intensive care units (ICU's) where hospitals care for their more acutely ill patients, maintain the highest nurse-to-patient ratios and provide for constant patient monitoring. The Propaq Encore monitor and the March 1996 introduction of Acuity System software version 3.1 allow the Company to compete in certain segments of the high-end systems market. The neonatal, impedance respiration and 5-lead ECG capabilities of the Propaq Encore monitor and the central monitoring capability of the Acuity System provide a monitoring system which is suitable to neonatal, pediatric and adult respiratory ICU applications.

LOW-END SYSTEMS. As medical monitoring manufacturers began to network their portable bedside monitors, the low-end systems market segment emerged. These systems allow for cost-effective, continuous monitoring of non-ICU patients. The Company's Acuity System, with its central monitoring capability, is designed to meet the requirements of this market segment. Subsequent enhancements to the Acuity software, including arrhythmia detection and 96-hour full disclosure capabilities, have expanded the potential applications for the Company's monitoring system.

TELEMETRY SYSTEMS. A telemetry system typically consists of a small unit worn by the patient which transmits ECG data via telemetry to a central monitoring station. They are used in situations, such as post-coronary care, where the patient is allowed freedom of movement as part of the recovery process. The Company's Protocol Cordless monitoring system provides such ECG telemetry monitoring for ambulating patients.

STAND-ALONE MONITORS. This market segment includes stand-alone units which are not connected to a central monitoring station. They are often used in areas such as operating, emergency and recovery rooms as well as labor and delivery units. In these environments, the monitoring needs arise from specific procedures and the care giver is closely involved with the patient. While some stand-alone monitors include multiple physiologic capabilities, many measure only one parameter.

PRODUCTS

The Company believes that its products presently address approximately $1.1 billion of the $1.85 billion annual worldwide patient vital sign monitoring market. The Company's highly portable multiple-parameter monitors and ECG telemetry transmitters networked to Acuity System central workstations allow hospitals to realize the benefits of Flexible Monitoring. Flexible Monitoring allows hospitals to constantly reconfigure their monitoring capability in order to match vital signs monitoring with patient acuity levels in the most cost-effective way without compromising the quality of patient care.

PROPAQ MONITORS AND OPTIONS. The Company's principal product line, Propaq portable patient monitors, is used in hospitals, outpatient surgery centers, clinics, physician offices and emergency transportation units to obtain and display current physiologic patient information. This information enables health care providers to continuously evaluate the patient's condition and to assist the clinician in determining the proper medication or treatment necessary to promote the patient's recovery. Propaq monitors lead the industry in terms of weight, durability and battery life for any comparably configured monitor. Propaq 100 Series monitors are available in multiple configurations and can measure ECG; blood pressure, both invasively and non-invasively; arterial blood oxygen saturation level (pulse oximetry); end-tidal CO2 (ETCO2); and body temperature. Propaq monitors are available in five languages: English, German, French, Spanish and Japanese.

The Company introduced the second generation Propaq monitor, the Propaq Encore, in 1995. The Propaq Encore retains all of the monitoring capabilities and portability of the 100 Series Propaq monitor. In addition, the Propaq Encore monitor provides a brighter, higher resolution display, an enhanced user interface, respiration monitoring using impedance pneumography and diagnostic level 5-lead ECG monitoring capability. Propaq Encore monitors can be configured to monitor adults or infants and neonates. The neonatal market represents an estimated $100 million market not previously addressed by the Company's products. The Company received clearance from the FDA to market the adult/pediatric and neonatal versions of the Propaq Encore in the United Sates in June 1995 and February 1996, respectively.

The Company expects to introduce the Modem Propaq monitor in the second quarter of 1997. This monitor will provide the functionality of the Propaq 100 series and Propaq Encore monitors and will be able to transmit multiple patient vital signs data via modem to the Acuity System.

ACUITY SYSTEM. The Acuity System is the product of a co-development effort with Massachusetts General Hospital and was introduced by the Company in 1991. The Acuity System combines networked Propaq monitors and Protocol Cordless transmitters with a Sun Microsystems, Inc. workstation and proprietary Protocol software to monitor the vital signs of up to 60 patients simultaneously. The Company's software controls the networked Propaq monitors and Protocol Cordless transmitters with an easy-to-understand graphical user interface display on a high-resolution color CRT screen. The Acuity System utilizes a map to display the physical layout of the individual hospital floor. Remote diagnostic capabilities enable the Company's service and support personnel to evaluate system performance without user interruption and provide timely service response. The Acuity System software is available in three languages: English, German and French.

Central station monitoring generally has been limited to intensive care environments in which systems monitors are permanently wired to a central station. Propaq monitors, however, can easily be connected to the Acuity System as the hospital's needs dictate through the use of a simple snap-in modular plug similar to a telephone jack. The portability of Propaq monitors and ease with which they may be connected to the system reduces the number of monitors the hospital would otherwise need to cover a large number of beds.

The full disclosure software version for the Acuity system provides the ability to capture and later retrieve each second of patient vital signs data for the previous 96-hour period. The system captures all monitored vital sign parameters for each patient being monitored by compressing the vital sign data and archiving it for later retrieval and analysis.

The arrhythmia detection software option enables the system to detect various types of ventricular and life-threatening arrhythmias in a patient, classify the detected arrhythmias by category and provide an alarm when appropriate. Arrhythmia detection is often used in areas of the hospital such as emergency departments, cardiac telemetry units, step-down units and intermediate or transitional care units.

PROTOCOL CORDLESS TELEMETRY SYSTEM. The telemetry option provides wireless communication of ECG signals by radio frequency (RF) waves from a portable transmitter, generally worn by an ambulating patient, to a Propaq monitor equipped with a built-in receiver and antenna. The receiving monitor may be networked to the Acuity System for display of the telemetry data at the central monitoring station. In March 1996 the Company introduced Protocol Cordless telemetry directly from the transmitter to the Acuity central workstation. This added capability significantly broadens the scope of telemetry applications which the Company's products address.

OEM PRODUCTS. Pryon manufactures solutions for CO2 monitoring applications that include mainstream and sidestream CO2 sensors for OEM applications and stand-alone monitors for both OEM and direct distribution channels. Pryon also manufactures a line of consumable products that are used in conjunction with its CO2 sensors.

Pryon offers a sidestream CO2 sensor and related hardware and software on an OEM basis for use with non-intubated patients in applications such as post-ventilator patient assessment, conscious sedation, acute asthma assessment in the emergency room, assessment of patient conditions on BiPAP and other applications. The mainstream CO2 sensors are sold through the OEM channel and are used in hospital venues for intubated patients.

Pryon manufactures the SC-300 CO2 Monitor, a stand alone instrument that incorporates both mainstream and sidestream CO2 monitoring modalities. A follow-up product, the SC-210 CO2 Monitor, was introduced in August 1995. This device utilizes the SC-300 platform and provides sidestream monitoring only and is thus a more cost effective alternative for those customers requiring CO2 monitoring for non-intubated patients only. Pryon also manufactures for Nellcor Puritan Bennett a complete standalone instrument that incorporates Nellcor Puritan Bennett's oximetry and Pryon's CO2 capability.

MARKETING AND DISTRIBUTION

DOMESTIC. The Company markets its products domestically through both Company-employed sales representatives and independent distributors. The Company's five domestic sales managers supervise 37 direct sales representatives, 4 independent representatives, and 2 independent distributors, each with the non-exclusive right to sell the Company's products in a defined geographic area. The Company intends to continue to use a combination of direct sales representatives and independent distributors based on the most effective sales approach for each territory.

The Company's primary market in the United States consists of approximately 6,000 hospitals, where its products are purchased for use in emergency departments, operating rooms, post-anesthesia care units, step-down intensive care units, special procedure rooms such as cardiac catheterization and gastrointestinal endoscopy, labor and delivery, general-care floors, and for transport of patients between departments.

In 1990, the General Services Administration approved the Company's Propaq monitors for purchase by United States government agencies, including the armed forces and Veterans' Administration hospitals. The Company's products were added to the U.S. Government's international supply schedule in 1992. In September 1995, the Company received approval from the U. S. Air Force for in-flight use of the 100 Series Propaq monitor.

The Company has three full-time national accounts sales managers and has entered into many group contracts with organizations such as AmeriNet, University Hospital Consortium (UHC), Kaiser Permanente and others. In June 1995, the Company was exclusively awarded the Seal of Acceptance by the Alliance of Children's Hospitals Inc., a cooperative of 33 children's hospitals across the U.S. In September 1996, Protocol was awarded a sole source contract for non-critical care physiological monitoring by MAGNET, a 948-hospital group purchasing organization (GPO) based in Pennsylvania. A similar sole source renewal was signed with Sisters of the Sorrowful Mother, a major Catholic GPO. The Company now has group contracts which include more than half of the acute care hospitals in the U.S.

INTERNATIONAL. The Company markets its products internationally through independent distributors covering all major European and Pacific Rim markets and has sold its products in over 80 countries. The agreements with these distributors generally provide the exclusive right to sell the Company's products in a specific geographic area or country subject to certain performance requirements. A team of five international sales managers supervise, assist and train this network of international distributors. International sales are made in U.S. dollars to reduce foreign currency risk. The Company believes that its ability to provide monitors in English, German, French, Spanish or Japanese is an important international marketing advantage.

OEM. Pryon's marketing strategy is to establish and develop OEM customer relationships with U.S. and international patient monitoring systems manufacturers. Pryon's customers include Nellcor Puritan Bennett, SpaceLabs Medical, Medical Data Electronics, Hellige GmbH, Nihon Kohden, NEC, Schiller AG., G. Stemple GmbH and others.

In January 1990, the Company entered into a development and supply agreement with Gensia Sicor, Inc. (Gensia). Under this agreement, the Company has developed a closed-loop drug delivery and monitoring device ("GenESA device"). The GenESA device will be used in combination with Gensia's novel drug "Arbutamine" for the diagnosis of coronary artery disease in conjunction with three major diagnostic modalities: electrocardiography (ECG), echocardiography, and radionuclide perfusion imaging. OEM sales of this device to Gensia began in the fourth quarter of 1994 with delivery of pilot production units. In December 1994, Gensia received a recommendation for approval from the European Committee for Proprietary Medicinal Products to market the GenESA device to European countries. Full production of the device for the European market began in early 1995. Production of the GenESA device for the domestic market must await market clearance by the FDA.

CUSTOMER SUPPORT. The Company maintains a technical support group to provide clinical in-service, installation, repair and technical training services in support of both direct and distributor sales. Technical support offices are currently maintained in Beaverton, Oregon, the United Kingdom, Germany and Asia/ Pacific (New Zealand). In addition, the Company provides maintenance and repair classes for distributors and the biomedical engineering personnel of its hospital customers. The services of Sun Microsystems and its third-party maintenance affiliates are available to support the Acuity System. Pryon provides its OEM customers technical support from their offices in Menomonee Falls, Wisconsin.

WARRANTIES. The Company warrants its Propaq products sold in the United States and Canada for three years from the date of original delivery to the ultimate purchaser and for one year if sold outside North America. A 90-day warranty is provided on accessories included with the products at the time of purchase. Sales of the Acuity System are warranted for a one-year period. Pryon offers warranties between 9 and 15 months for OEM products and 12 months for stand-alone products. Optional extended warranty contracts are available for all Propaq products, the Acuity system and Pryon products at additional cost.

BACKLOG. Most customer orders are filled within 30 days of order receipt. As a result, order backlog is normally less than one month's production. Due to these factors, the Company does not believe backlog is an accurate indication of future sales.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts at both the Beaverton, Oregon and Menomonee Falls, Wisconsin locations focus on developing new products and expanding the capabilities of existing products. The Company's research and development staff consists of 88 individuals with collective expertise in analog and digital circuit design, software design, networking and communications, mechanical and packaging design, mathematics, medical and clinical sciences, and optics and display technology. During 1996, 1995 and 1994, research and development expenses, net of reimbursed expenditures, were $8.7 million, $6.2 million and $4.8 million, respectively. Reimbursed research and development expenditures under the joint development agreement with Gensia were $54,000, $88,000 and $443,000 in 1996, 1995 and 1994, respectively.

The Company has taken a leadership role in the Andover Working Group (AWG) and CORBAmed, two industry organizations that are dedicated to the goal of interoperability between different hospital computer systems. Using the standards adopted by CORBAmed and AWG, Protocol will be able to transmit Acuity System data to any system that adheres to the adopted standards and is also programmed to utilize the kind of data the Acuity System generates. This capability provides a seamless exchange of data between the Flexible Monitoring system and hospital information systems. First demonstrated in October 1996 and February 1997 at industry conferences, the capability is expected to be included in the Acuity System communications option and available for customer shipments in late 1997.

MANUFACTURING

Protocol's manufacturing operations consist of procurement and inspection of components, final assembly of electronic components and extensive testing of finished products. The Company uses subcontractors for the fabrication and assembly of printed circuit boards. By using this approach, the Company reduces its capital and employee requirements and can more easily and rapidly adopt emerging manufacturing technologies.

The Company currently procures all of its parts from outside suppliers and relies upon a number of single-source suppliers to provide certain parts for its products, including the pulse oximetry and EL display subassemblies. To date, the Company has been able to obtain the necessary parts to meet manufacturing requirements. There can be no assurance, however, that supply shortages or interruptions will not arise in the future, which could increase the cost or delay the shipment of the Company's products or cause the Company to incur costs to develop alternative sources, either of which could have a material adverse effect on the Company's results of operations.

Protocol typically purchases components pursuant to open purchase orders placed from time to time in the ordinary course of business and has no forward purchasing or other arrangements with its suppliers. In order to reduce the risk of supply interruption, the Company maintains close working relationships with its suppliers and may choose to inventory selected components.

Quality and reliability are emphasized in the design and manufacture of the Company's products. The Company believes it manufactures its products according to criteria that meet or exceed the requirements of all applicable domestic and foreign regulations and standards. The Company's products undergo thorough quality inspection and testing throughout the manufacturing process. In addition, Protocol's quality assurance group inspects, operates and verifies calibration and conformance with the customer order of all products prior to shipment.

The Company's Beaverton, Oregon manufacturing facility received notification of ISO 9001 certification in March 1997, an upgrade to the ISO 9002 certification received in May 1995 for the production of patient vital signs monitoring systems and closed-loop drug delivery/vital signs monitoring systems for diagnosis. In September 1995, the Company successfully completed a combined Premarket Approval (PMA) and Good Manufacturing Practices (GMP) audit by the FDA. The PMA audit centered on the Company's manufacturing process for the GenESA device. The GMP audit reviewed manufacturing practices at the Company's Beaverton, Oregon manufacturing facility. The combined audit was completed with no adverse observations and without the issuance of Form 483.

Pryon manufactures and assembles its products at its facility in Menomonee Falls, Wisconsin. Pryon made significant capital and other investments to enhance its manufacturing process and systems including production specific systems, computerized in-process test stations, automatic computerized calibration, specialized test fixtures and an airway adapter test system. In addition, Pryon made a significant investment in personnel and systems in the areas of quality, regulatory and documentation control. As a result of these efforts, Pryon received ISO9001 and EN 46001 certifications in November 1995, and achieved self-certification status per Annex II of the Medical Device Directive in June 1996. Pryon completed a GMP audit in October 1996. This audit, as well as previous GMP audits, was completed with no adverse findings and without the issuance of Form 483.

COMPETITION

The patient monitoring products market is intensely competitive and characterized by rapidly evolving technology. Selling its products in multiple market segments, the Company faces a broad range of competitors, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. The Company's principal competitors are Datascope Corporation, Hewlett-Packard Co., Marquette Electronics, Inc., Medical Data Electronics, Inc., Siemens Medical Electronics, and Spacelabs Medical, Inc. Pryon's competitors include Novametrix, Andros and Spegas. In addition to the Company's existing competitors, other medical and electronic equipment companies could enter the markets in which the Company competes.

The Company believes that the principal competitive factors in its market are product depth and breadth, individual product features, reliability, customer service, product reputation, price and effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which companies can identify medical needs and anticipate evolving standards of care, develop products to meet those needs and standards, and supply commercial quantities to the market are important competitive factors. The Company believes that it competes favorably with respect to these factors.

PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns or has rights to nine U.S. patents, and has six U.S. patent applications pending related to the design and manufacture of patient monitoring instruments. The Company owns or has the rights to six foreign patents. The Company also owns nine U.S. registered trademarks, has three U.S. trademark registration applications pending, owns seven registered trademarks in various countries and has two foreign trademark applications pending. In addition, the Company holds copyrights with respect to its proprietary software. Pryon owns or has the rights to two U.S. patents. Although the Company has such proprietary rights, it believes that its success depends more upon the innovative skills and technical competence of its management and employees in responding to customer needs and changing markets than upon ownership of such rights.

GOVERNMENT REGULATION

The manufacture and sale of the Company's products are subject to substantial regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. Protocol is subject to FDA regulations, standards and procedures with respect to registration of the Company's manufacturing facilities and the manufacture of its medical devices and to periodic FDA inspection for compliance therewith. The FDA also has broad regulatory powers with respect to pre-clinical and clinical testing of new medical devices and the manufacturing, marketing and advertising of medical devices.

The Company is also subject to regulation in the foreign countries in which it markets its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. However, certain foreign regulatory agencies establish product standards and qualification requirements for medical devices which are different from, and in some cases more stringent than, those in the United States.

The Company has received certification that the 100 Series Propaq monitor, the Propaq Encore monitor, and the SC-300 and SC-210 stand alone monitors meet the essential requirements of the Medical Device Directive of the European Union. This certification authorizes the Company to display the CE mark on its Propaq monitors and to sell Propaq monitors in the various countries of the European Union. Prior to obtaining this certification, the Company was required to obtain product approvals from each of the pertinent regulatory agencies of the individual countries of the European Union.

Federal and foreign regulations regarding manufacture and sale of products such as those of the Company, as well as regulations and practices regarding the reimbursement of hospitals and other health care providers for the cost of service rendered, are subject to change. Although the Company cannot predict what impact, if any, such changes might have on its business, it is possible that any such changes could adversely affect the Company's business.

EMPLOYEES

As of December 31, 1996, the Company had 401 employees, including 88 in research and development, 163 in manufacturing, 103 in marketing and sales and 36 in administration. The Company's future success will depend, in part, on its continued ability to attract and retain qualified personnel. None of the Company's employees are represented by collective bargaining groups and the Company considers its relationships with employees to be good.

ITEM 2. PROPERTIES

The Company's principal offices are located in Beaverton, Oregon and Menomonee Falls, Wisconsin. The Company leases approximately 75,000 square feet at the Beaverton, Oregon location under a lease that expires in December 2000. The lease for 26,000 square feet at the Menomonee Falls, Wisconsin facility expires in June 1997. The primary manufacturing, warehousing, research and development, sales, marketing and administrative activities of the Company are conducted from these facilities which are nearly fully utilized and are maintained in good condition. The Company believes that the properties subject to the lease and additional office space available under lease options will be sufficient to accommodate its operations for the near term.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock began trading on the Nasdaq Stock Market under the symbol PCOL on March 24, 1992 following the Company's initial public offering. As of March 14, 1997, there were 197 stockholders of record of Protocol common stock and approximately 4,900 beneficial owners of common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

Following are the range of the high and low sales prices for the Company's common stock as reported by Nasdaq:

1996--QUARTER ENDED:                              HIGH       LOW
----------------------                          --------  ---------

December 31, 1996..............................  $15.75    $ 10.00
September 30, 1996.............................  23.25       15.25
June 30, 1996..................................  26.38       15.63
March 31, 1996.................................  17.50       10.50

1995--QUARTER ENDED:                              HIGH       LOW
----------------------                          --------  ---------
December 31, 1995..............................  $11.50    $  9.88
September 30, 1995.............................  11.88        9.25
June 30, 1995..................................  13.00        8.50
March 31, 1995.................................  12.00        8.75


During 1996, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 44,112 shares of Common Stock were issued at exercise prices ranging from $1.32 to $9.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6. Selected Financial Data




                                                                          YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1996        1995        1994        1993        1992
----------------------------------                     -----        ------     ------      ------      -------
Operations Data
     Sales....................................         $66,894      $  59,602  $  48,158  $  43,327    $  32,157
     Income from operations...................           5,005          6,010      4,098      3,823        1,630
     Income excluding acquisition and
       litigation charges (net of related
       tax effects)...........................           6,374          5,398      3,434      2,954        1,303
     Income before extraordinary item and
       cumulative effect of change in
       accounting principle...................           4,078          5,398      3,434      2,954        1,303
     Net income...............................           4,078          5,398      3,434      3,054        1,346

Per Share Data
     Net income per common and common
       equivalent share excluding acquisition
       and litigation charges (net of related
       tax effects)...........................          $  .68         $ .60      $  .40      $ .34       $ .17
     Net income per common and common
       equivalent share before extraordinary
       item and  cumulative effect of
       change in accounting principle.........             .44           .60         .40        .34         .17
     Net income per common and common
       equivalent share.......................             .44           .60         .40        .35         .17
     Weighted average number of common and
       common equivalent shares outstanding...           9,373         9,010       8,653      8,644       7,837
     Dividends declared.......................              --            --          --         --          --

Balance Sheet Data
     Cash and investments.....................         $22,703      $ 24,267    $ 23,719   $ 19,466   $ 22,882
     Working capital..........................          43,783        30,853      33,352     30,399     25,076
     Total assets.............................          59,045        57,220      48,196     42,213     37,607
     Long- term debt and capital lease
       obligations, excluding current
        maturities............................              --         1,795         156        387        568
     Shareholders' equity.....................          51,309        46,793      39,426     34,733     30,984

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF SUBSIDIARY

On July 10, 1996, the Company completed the acquisition of Pryon Corporation (Pryon), a supplier of CO2 monitoring products to medical instrument manufacturers. The Company issued 1,211,100 shares of the Company's common stock in exchange for all of the outstanding capital stock of Pryon. In addition, the Company issued options to purchase 121,159 shares of the Company's common stock in replacement of options to purchase Pryon common stock which were outstanding immediately prior to the acquisition. Charges of $2.1 million were incurred inconnection with the acquisition which consisted primarily of investment banking, legal and accounting fees.

The acquisition was accounted for as a pooling of interests and accordingly, the financial statements of Protocol Systems, Inc., related footnote disclosures and supplemental financial data have been restated to show the combined results of the two companies as of the earliest period presented. The Company continues to operate Pryon as a wholly-owned subsidiary and continues engineering, manufacturing, and OEM sales activities at Pryon's current facility in Menomonee Falls, Wisconsin. Further discussion of this acquisition is included in note 9 of the notes to consolidated financial statements.

The following discussion and analysis of Results of Operations for 1995 and 1994 has been restated to address the combined results of the Company including Pryon.

RESULTS OF OPERATIONS

1996 Compared to 1995

Sales. Sales increased 12.2% to $66.9 million in 1996 from $59.6 million in 1995. Instrument sales (including monitor options) increased by $7.0 million or 17.6% from 1995. The growth in instrument sales resulted from increased unit sales of monitors and monitor options as well as increased average selling prices for monitors. Average selling prices for monitors rose as unit sales of the Propaq Encore (200 Series) monitor increased and represented a larger percentage of total monitor unit sales. Sales of the Propaq Encore monitor, which carries a higher list price than the Company's 100 Series Propaq monitor, began in June 1995. Increases in the sales of accessories, service, Acuity Systems and GenESA devices also contributed to the growth in total sales.

Domestic sales, excluding Original Equipment Manufacturer (OEM) sales, increased 25.1% to $37.7 million (56.3% of total sales) in 1996 from $30.1 million (50.5% of total sales) in 1995. The growth in domestic sales was attributable to a significant increase in sales to the U.S. military, the increase in sales of the Propaq Encore monitor, and the growing market acceptance of the Company's Flexible Monitoring concept which enables hospitals to maximize patient monitor utilization and reduce overall monitoring costs.

International sales, excluding OEM sales, increased 13.1% to $18.8 million (28.1% of total sales) in 1996 from $16.6 million (27.9% of total sales) in 1995. This growth in international sales was principally due to increased sales to the Company's Japanese distributor and increased sales of the Propaq Encore monitor. International sales are denominated in U.S. currency.

OEM sales decreased 19.0% to $10.4 million (15.6% of total sales) in 1996 from $12.9 million (21.6% of total sales) in 1995. OEM sales by Pryon decreased by $2.7 million or 25.7% due to reductions in orders from certain of its OEM customers. OEM sales of GenESA devices to Gensia Sicor, Inc. increased 9.6% to $2.4 million in 1996 from $2.2 million in 1995, partially offsetting the decrease in Pryon's sales. In December 1994, Gensia received a recommendation for approval from the European Committee for Proprietary Medicinal Products to market the GenESA device to European countries. Full production of the device for the European market began in early 1995 while production of the GenESA device for the domestic market must await clearance by the FDA.

Gross Profit. Gross profit as a percentage of sales increased from 53.4% in 1995 to 54.4% in 1996. The increase in gross profit as a percentage of sales was largely due to the decline in OEM sales as a percentage of total sales. OEM sales generally have lower margins than sales to end-user customers.

Research and development. Research and development expenses increased 13.4% to $8.8 million in 1996 from $7.7 million in 1995. The increase in expenses consisted primarily of payroll and related costs associated with the additional engineering headcount required to support the Company's development activities. In addition, the inclusion of the expenses of the Company's Northern Ireland subsidiary, Protocol Medical Systems Limited, for a full twelve months in 1996 also contributed to the increase in expenses. This subsidiary was acquired on July 31, 1995 and therefore, only a portion of the year's expenses were included in 1995. As a percentage of sales, research and development expenses were 13.1% in 1996 and 13.0% in 1995.

Selling, general and administrative. Selling, general and administrative expenses increased 12.2% to $20.3 million in 1996 from $18.1 million in 1995. This increase resulted primarily from rising payroll and related costs associated with the growth of the sales organization, higher administrative fees paid to hospital buying groups and increased travel costs for the domestic and international sales organizations. As a percentage of sales, selling, general and administrative expenses were 30.3% in both 1996 and 1995.

Acquisition related charges. The Company incurred expenses of $2.1 million in 1996 in connection with the acquisition of Pryon. These expenses consisted principally of fees for investment banking, legal and accounting services as well as other expenses related to the combination of the two companies.

Litigation settlement charges. In 1996, the Company incurred $275,000 in expenses in connection with the settlement of litigation regarding the 1991 termination of the Company's former Canadian distributor.

Other Income. Other income (net) increased to $999,000 in 1996 from $916,000 in 1995 primarily due to reduced interest expense on the debt of Pryon. Following the Company's acquisition of Pryon in July 1996, the outstanding debt of Pryon was retired.

Provision for income taxes. The provision for income taxes increased to $1.9 million in 1996 from $1.5 million in 1995, representing effective tax rates of 32.1% and 22.1%, respectively. The increase in the effective tax rate resulted primarily from the effect of nondeductible charges related to the acquisition of Pryon and a reduction in the tax benefit from the utilization of Pryon's net operating loss carryovers.

1995 Compared to 1994

Sales. Sales increased 23.8% to $59.6 million in 1995 from $48.2 million in 1994. Instrument sales (including monitor options) increased by $4.3 million or 12.3% from 1994. The growth in instrument sales resulted from increased unit sales of monitors and monitor options as well as increased average selling prices for monitors. Average selling prices for monitors increased as a result of the 1995 introduction of the Propaq Encore (200 Series) monitor, which sells for a higher list price than the Company's 100 Series Propaq monitor. Sales by Pryon to its OEM customers also increased by $3.5 million or 50.7% in 1995. Sales of GenESA devices, Acuity Systems, accessories and service also increased over 1994 levels.

Domestic sales, excluding Original Equipment Manufacturer (OEM) sales, increased 22.7% to $30.1 million (50.5% of total sales) in 1995 from $24.5 million (51.0% of total sales) in 1994. The growth in domestic revenues was attributable to the success of the Company's Flexible Monitoring concept, which enables hospitals to maximize patient monitor utilization and reduce overall monitoring costs, the introduction of the Propaq Encore monitor, and increased sales to the U.S. military.

    International sales, excluding OEM sales, increased 14.4% to $16.6 million (27.9% of total sales) in 1995 from $14.5 million (30.1% of total sales) in 1994. This increase in international sales was principally attributable to increased international military sales and the introduction of the Propaq Encore monitor. International sales are denominated in U.S. currency.

OEM sales increased 41.6% to $12.9 million (21.6% of total sales) in 1995 from $9.1 million (18.9% of total sales) in 1994. The increase in OEM sales was attributable primarily to a $3.5 million increase in sales by Pryon to its OEM customers. OEM sales of GenESA devices to Gensia Sicor, Inc. of $2.2 million offset a decline in sales to Siemens Medical Electronics from $1.7 million in 1994 to $200,000 in 1995 as a result of Siemens' changing product strategy. Sales of pilot production GenESA devices to Gensia commenced in December 1994 and contributed $376,000 to 1994 revenues.

Gross Profit. Gross profit as a percentage of sales increased slightly to 53.4% in 1995 from 53.2% in 1994. Improved manufacturing efficiencies and an increase in average selling prices for Pryon more than offset the negative impacts on the gross profit percentage which resulted from an increase in non-instrument sales as a percentage of total sales, and from sales of the Propaq Encore monitor which has a lower margin than the Propaq 100 series monitor. Non-instrument sales such as sales of Acuity Systems, GenESA devices, and monitor accessories generally carry a lower gross margin than instrument sales.

Research and development. Research and development expenses increased 25.8% to $7.7 million in 1995 from $6.1 million in 1994. The increase in research and development expenses resulted primarily from one-time costs related to the development and introduction of the Propaq Encore monitor. These costs included significant expenses incurred to expedite development of this new product in the first quarter of 1995 as well as costs incurred for safety testing and certification of this new monitor. Further increases in research and development expenses resulted from engineering consumption of Propaq Encore units for ongoing product development efforts and a reduction in software development costs capitalized. As a percentage of sales, research and development expenses increased to 13.0% in 1995 from 12.7% in 1994.

Selling, general and administrative. Selling, general and administrative expenses increased 17.3% to $18.1 million in 1995 from $15.4 million in 1994. Rising payroll and related costs as well as increased travel costs for the domestic and international sales organizations were the primary causes of the increase. One-time advertising and public relations costs of the Propaq Encore product launch incurred in the second quarter of 1995 as well as marketing expenses associated with the launch of Pryon's direct products also contributed to the increase in expenses. As a percentage of sales, selling, general and administrative expenses decreased to 30.3% in 1995 from 32.0% in 1994.

Other Income. Other income (net) increased to $916,000 in 1995 from $647,000 in 1994 primarily as a result of increased interest income due to higher interest rates earned on invested balances as well as higher average investment balances in 1995.

Provision for income taxes. The provision for income taxes increased to $1.5 million in 1995 from $1.3 million in 1994, representing effective tax rates of 22.1% and 27.6%, respectively. The decrease in the effective tax rate resulted primarily from the tax benefit of Pryon's utilization of net operating loss carryovers in 1995 whereas in 1994, net operating loss carryovers were generated by Pryon with no related tax benefit. The reduction of valuation reserves against deferred tax assets in 1995 also contributed to the decrease in the effective tax rate. These factors were partially offset by the reduction of research and experimentation tax credits allowed in 1995 due to expiration of the tax code provisions allowing for such credits.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation". This statement defines a fair value based method of accounting for employee stock options or similar equity instruments. However, this statement allows an entity to continue to measure compensation costs related to such equity instruments in accordance with the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Entities which elect to continue to apply the provisions of APB Opinion No. 25 are required to make pro-forma disclosures of net income and earnings per share as calculated using the fair value based method of accounting prescribed by SFAS No. 123. Such disclosures are included in note 5 of the notes to consolidated financial statements. Because the Company has elected to continue to account for stock based compensation in accordance with APB Opinion No. 25, implementation of this statement did not have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company's financial position remained strong as cash and investment balances totaling $22.7 million continued to provide the Company with a substantial source of capital and liquidity. Working capital balances increased to $43.8 million at December 31, 1996 from $30.9 million at December 31, 1995 primarily due to a shift in the Company's investment portfolio towards short-term investments. The change in the mix of long-term and short-term investments also resulted in an increase in the current ratio to 7.0:1 at December 31, 1996 from 4.8:1 at December 31, 1995.

Operating activities generated positive cash flows of $3.4 million in 1996 despite a significant increase in inventory balances of $2.6 million which consists primarily of finished goods inventories. During 1996, significant cash outlays of $2.5 million were made for the acquisition of property and equipment and $1.9 million for the retirement of Pryon's long-term debt.

No significant commitments for capital expenditures have been entered into as of December 31, 1996. However, management will continue to explore opportunities for strategic relationships with other companies and the possible acquisition of technologies or businesses, all of which may require significant future outlays of cash. Management believes that the combination of current cash and investment balances and cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for 1997 and the foreseeable future.

FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in the Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF MANAGEMENT

The management of Protocol Systems, Inc. is responsible for the accompanying consolidated financial statements. These consolidated financial statements were prepared by management in conformity with generally accepted accounting principles and necessarily include amounts which are based on management's best estimates and judgment.

Management is also responsible for maintaining systems of internal control to provide reasonable assurance that assets are safeguarded, business activities are executed in accordance with management authorization and transactions are properly recorded.

The Audit Committee of the Board of Directors is composed of two outside directors who are not officers or employees of the Company. These directors meet regularly with management and with the independent auditors to review matters related to accounting, financial reporting and the Company's systems of internal control. The independent auditors have free access to the Audit Committee, without management present, to discuss these matters.

James B. Moon                               Craig M. Swanson
President, Chief Executive Officer and      Vice-President Finance, Chief
Chairman of the Board                       Financial Officer and Secretary

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protocol Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/KPMG Peat Marwick LLP
Portland, Oregon
January 24, 1997

                              PROTOCOL SYSTEMS, INC.
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Sales............................................................................  $  66,894  $  59,602  $  48,158
Cost of sales....................................................................     30,471     27,793     22,515
                                                                                   ---------  ---------  ---------
          Gross profit...........................................................     36,423     31,809     25,643

Operating expenses:
     Research and development expenses...........................................      8,754      7,719      6,134
     Selling, general and administrative expenses................................     20,292     18,080     15,411
     Acquisition related charges (note 9)........................................      2,097         --         --
     Litigation settlement charges...............................................        275         --         --
                                                                                   ---------  ---------  ---------
          Total operating expenses...............................................     31,418     25,799     21,545
                                                                                    ---------  ---------  ---------
          Income from operations.................................................      5,005      6,010      4,098

Other income (expense):
     Interest income.............................................................      1,156      1,164        822
     Interest expense............................................................       (110)      (186)      (146)
     Other.......................................................................        (47)       (62)       (29)
                                                                                   ---------  ---------  ---------
                                                                                         999        916        647

          Income before income taxes.............................................      6,004      6,926      4,745

Provision for income taxes (note 7)..............................................      1,926      1,528      1,311
                                                                                   ---------  ---------  ---------

          Net income.............................................................  $   4,078  $   5,398  $   3,434
                                                                                   ---------  ---------  ---------

          Net income per common and common equivalent share......................  $    0.44  $    0.60  $    0.40
                                                                                   ---------  ---------  ---------
          Weighted average number of common and common equivalent shares
            outstanding..........................................................      9,373      9,010      8,653

    See accompanying notes to consolidated financial statements.

                           PROTOCOL SYSTEMS, INC.
                         Consolidated Balance Sheets
                               (in thousands)

                                                                         DECEMBER 31,
                                                                     --------    --------
ASSETS                                                                 1996        1995
-------------------------------------------------------------------  --------    --------

Current assets:
     Cash and cash equivalents.....................................  $ 6,903      $ 3,974
     Short-term investments (note 3)...............................   14,787        8,225
     Accounts receivable:
       Trade, less allowance for doubtful accounts of $252 and
         $212 at 1996 and 1995, respectively.......................   14,923       14,727
       Other.......................................................      533          700
     Inventories (note 2)..........................................   12,416        9,866
     Deferred income taxes (note 7)................................    1,320        1,249
     Prepaid expenses and other....................................      166          298
                                                                     -------       ------

          Total current assets.....................................   51,048       39,039

Long-term investments (note 3).....................................    1,013       12,068
Property and equipment, at cost
     Equipment.....................................................   10,180        7,079
     Furniture and fixtures........................................    1,419        1,832
     Leasehold improvements........................................      654          899
                                                                     -------       ------
                                                                      12,253        9,810
     Less accumulated depreciation and amortization................    7,775        5,962
                                                                     -------       ------

          Net property and equipment...............................    4,478        3,848

Software development costs.........................................      446          475
Other assets.......................................................    2,060        1,790
                                                                     -------       ------

                                                                     $59,045      $57,220
                                                                     -------       ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................  $ 2,480      $ 2,669
     Accrued salaries, wages and related liabilities...............    2,514        2,282
     Other accrued liabilities.....................................      739          696
     Income taxes payable..........................................      405        1,246
     Reserve for warranties........................................      985        1,053
     Deferred revenue and customer deposits........................      142          140
     Current portion, long-term debt...............................       --          100
                                                                     -------       ------
          Total current liabilities................................    7,265        8,186

Long-term debt.....................................................       --        1,795
Deferred income taxes (note 7).....................................      471          446

Commitments (note 6)...............................................       --           --

Shareholders' equity (note 4):
     Preferred stock, $.01 par value. Authorized 10,000 shares;
       0 shares issued and outstanding at 1996 and 1995...........        --           --
     Common stock, $.01 par value. Authorized 30,000 shares;
       issued and outstanding 8,744 at 1996 and 8,612 at 1995.....        87           86
     Additional paid-in capital...................................    34,363       34,052
     Unrealized holding gain on investments (note 3)..............        32           46
     Retained earnings............................................    16,721       12,643
     Foreign currency translation adjustment......................       106         (34)
                                                                     -------       ------
          Total shareholders' equity...............................   51,309       46,793
                                                                     -------       ------
                                                                     $59,045    $  57,220

    See accompanying notes to consolidated financial statements.

                              PROTOCOL SYSTEMS, INC.
                  Consolidated Statements of Shareholders' Equity
                                  (in thousands)

                                                                                         UNREALIZED                   FOREIGN
                                                     COMMON STOCK         ADDITIONAL    HOLDING GAIN                 CURRENCY
                                              --------------------------    PAID IN       (LOSS) ON     RETAINED    TRANSLATION
                                                SHARES       PAR VALUE      CAPITAL      INVESTMENTS    EARNINGS    ADJUSTMENT
                                              -----------  -------------  -----------  ---------------  ---------  -------------

Balance at December 31, 1993................       8,223     $      82     $  30,842      $  --         $   3,811    $  --

Common stock issued under stock purchase and
  stock option plans........................          88             1           357         --            --           --
Tax benefit from stock option incentive
  plans.....................................      --            --               137         --            --           --
Issuance of common stock....................           1        --               996         --            --           --
Unrealized holding loss on investments (note
  3)........................................      --            --            --               (233)       --           --
Net income..................................      --            --            --             --             3,434       --
                                                  -------    ----------      --------      ---------     ---------   ----------
Balance at December 31, 1994................       8,312            83        32,332           (233)        7,245       --
                                                  -------    ----------      --------      ---------     ---------   ----------
Common stock issued under stock purchase and
  stock option plans........................         155             2           678         --            --           --
Tax benefit from stock option incentive
  plans.....................................      --            --               191         --            --           --
Common stock issued for purchase of
  subsidiary................................         145             1           851         --            --           --
Unrealized holding gain on investments (note
  3)........................................      --            --            --                279        --           --
Net income..................................      --            --            --             --             5,398       --
Foreign currency translation adjustment.....      --            --            --             --            --              (34)
                                                  -------    ----------      --------      ---------     ---------   ----------
Balance at December 31, 1995................       8,612            86        34,052             46        12,643          (34)
                                                  -------    ----------      --------      ---------     ---------   ----------
Common stock issued under stock purchase and
  stock option plans........................         162             2           948         --            --           --
Tax benefit from stock option incentive
  plans.....................................      --            --               531         --            --           --
Vesting of shares issued for purchase of
  subsidiary................................      --            --                92         --            --           --
Repurchase of common stock..................         (30)           (1)       (1,260)        --            --           --
Unrealized holding loss on investments (note
  3)........................................      --            --            --                (14)       --           --
Net income..................................      --            --            --             --             4,078       --
Foreign currency translation adjustment.....      --            --            --             --            --              140
                                                  -------    ----------      --------      ---------     ---------   ----------
Balance at December 31, 1996................       8,744     $      87     $  34,363      $      32     $  16,721    $     106
                                                  -------    ----------      --------      ---------     ---------   ----------

                                                TOTAL
                                               SHARE-
                                               HOLDERS'
                                               EQUITY
                                              ---------
Balance at December 31, 1993................  $  34,735
Common stock issued under stock purchase and
  stock option plans........................        358
Tax benefit from stock option incentive
  plans.....................................        137
Issuance of common stock....................        996
Unrealized holding loss on investments (note
  3)........................................       (233)
Net income..................................      3,434
                                              ----------
Balance at December 31, 1994................     39,427
                                              ----------
Common stock issued under stock purchase and
  stock option plans........................        680
Tax benefit from stock option incentive
  plans.....................................        191
Common stock issued for purchase of
  subsidiary................................        852
Unrealized holding gain on investments (note
  3)........................................        279
Net income..................................      5,398
Foreign currency translation adjustment.....        (34)
                                              ----------
Balance at December 31, 1995................     46,793

                                              ----------
Common stock issued under stock purchase and
  stock option plans........................        950
Tax benefit from stock option incentive
  plans.....................................        531
Vesting of shares issued for purchase of
  subsidiary................................         92
Repurchase of common stock..................     (1,261)
Unrealized holding loss on investments (note
  3)........................................        (14)
Net income..................................      4,078
Foreign currency translation adjustment.....        140
                                              ----------
Balance at December 31, 1996................  $  51,309
                                              ----------

    See accompanying notes to consolidated financial statements.

                                       PROTOCOL SYSTEMS, INC.
                              Consolidated Statements of Cash Flows
                                          (in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                            1996         1995       1994
                                                                         ----------   ---------   ---------
Cash flows from operating activities:
     Net income.......................................................   $   4,078    $   5,398  $   3,434

     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..................................       2,196        1,802      1,551
       Amortization of bond premium...................................         398          240        217
       Provision for deferred income taxes............................        (125)        (390)      (163)
       Increase (decrease) in cash resulting from changes in:
           Accounts receivable........................................          34       (4,299)      (584)
           Inventories................................................      (2,530)      (1,886)        25
           Prepaid expenses and other assets..........................         148          201       (221)
           Accounts payable and accrued expenses......................         142          428        566
           Income taxes payable.......................................        (845)         471        120
           Reserve for warranties.....................................         (70)          75        (48)
           Deferred revenue and customer deposits.....................          (6)         (59)      (216)
                                                                           --------    ---------   ---------
           Net cash provided by operating activities..................       3,420        1,981      4,681

Cash flows from investing activities:
     Purchase of investments..........................................      (9,683)     (25,498)   (17,687)
     Proceeds from maturity of investments............................      13,764       22,966     16,612
     Acquisition of property and equipment............................      (2,528)      (2,228)    (1,565)
     Expenditures for software development............................        (205)        (131)      (352)
     Acquisition of intangible assets.................................        (200)          --       (258)
     Cash paid for acquisition of subsidiary, net of cash acquired....         --          (237)        --
                                                                           --------    ---------   ---------
           Net cash provided by (used in) investing activities........       1,148       (5,128)    (3,250)

Cash flows from financing activities:
     Proceeds from stock option and stock purchase plan and
      related tax benefit.............................................       1,481          871        495
     Issuance of common stock.........................................         --           --         996
     Repurchase of common stock.......................................      (1,261)         --          --
     Proceeds from long-term debt.....................................         --         1,831      1,200
     Principal payments on long-term debt.............................      (1,894)      (1,571)      (494)
                                                                           --------    ---------   ---------
           Net cash provided by (used in) financing activities........      (1,674)       1,131      2,197

Effect of exchange rates on cash and cash equivalents.................          35          (6)         --
                                                                           --------    ---------   ---------
           Net increase (decrease) in cash and cash equivalents.......       2,929      (2,022)      3,628

Cash and cash equivalents at beginning of year........................       3,974       5,996       2,368
                                                                           --------    ---------   ---------
Cash and cash equivalents at end of year..............................      $6,903   $   3,974   $   5,996
                                                                           --------    ---------   ---------

Supplemental disclosures of cash flow information:
    Cash paid for interest............................................   $     119   $     179   $     135
                                                                           --------    ---------   ---------
    Cash paid for income taxes........................................   $   2,364   $   1,255   $   1,190
                                                                           --------    ---------   ---------

Supplemental schedule of noncash financing activities:

    Increase in investment in Protocol Medical Systems, Ltd. due to
      release of compensatory shares of common stock from escrow......   $      91

    Fair value of net assets of subsidiary, consisting primarily of intangible technology assets, acquired by issuance of common
      stock and liabilities incurred..................................               $     754

Equipment capitalized under capital leases............................                           $     135

See accompanying notes to consolidated financial statements.

                             PROTOCOL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Protocol Systems, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
For purposes of these consolidated financial statements, the Company considers all highly liquid securities purchased with an original or effective maturity of three months or less to be cash equivalents.

INVESTMENTS
In accordance with the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in
Debt and Equity Securities", all investments in marketable securities are classified as available-for-sale and are reported at their fair market value.

Short-term investments consist of highly liquid securities with maturities of between three and twelve months from the date of purchase. Long-term investments consist of highly-rated state and municipal notes and bonds from a variety of issuers with maturities of greater than one year and less than two years.

INVENTORIES
Inventories consist primarily of raw materials, work in process, finished goods and demonstration instruments and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis (FIFO).

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. For equipment and furniture and fixtures, depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over a period of five years or the life of the lease, whichever is shorter. Depreciation expense, including amortization of capital leases, totaled $1,860,000, $1,467,000, and $1,251,000 for 1996, 1995, and 1994,
respectively.

RESEARCH AND DEVELOPMENT EXPENDITURES
The Company capitalizes certain software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards No. 86. These capitalized costs are amortized using the straight-line method over the estimated economic life of the software, which is not anticipated to exceed three years. The Company capitalized software development costs of $205,000, $131,000, and $353,000 in 1996, 1995, and 1994, respectively.

Amortization expense related to capitalized software development costs of $244,000, $276,000, and $267,000 was recorded in 1996, 1995, and 1994, respectively. Amortization of capitalized software costs is included in cost of sales in the consolidated statements of operations. Accumulated amortization at December 31, 1996 and 1995 was $1,112,000 and $868,000, respectively.

All other research and development costs are expensed as incurred.

INTANGIBLE ASSETS
Intangible assets, which are classified as other non-current assets, are stated at historical cost less accumulated amortization. The Company purchased intangible assets of $258,000 consisting of patents and related technology rights in 1994. These assets are amortized using the straight-line method over their estimated economic lives of ten years for patents and five years for related technology rights. Accumulated amortization of these assets was $85,000 at December 31, 1996.

The Company acquired the technology rights to the Universal Defibrillator Module (UDM), a compact, lightweight, microprocessor-based system, through its acquisition in 1995 of Protocol Medical Systems Limited, formerly Omeara Limited. The total value assigned to this asset was $1,560,000. Amortization of this asset will commence upon the initial sale of a combined monitor/defibrillator product.

INCOME TAXES
Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company's foreign subsidiary, Protocol Medical Systems Limited, is the local currency. Assets and liabilities of Protocol Medical Systems Limited are translated into U.S. dollars at the current exchange rate as of the balance sheet date. Revenues and expenses are translated using a weighted average exchange rate for the period presented. Adjustments resulting from the translation of the financial statements of Protocol Medical Systems Limited are included as a separate component of consolidated shareholders' equity.

Cash flows from Protocol Medical Systems Limited are calculated using its functional currency. As a result, changes in assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree to changes in the corresponding items on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line item in the consolidated statements of cash flows.

REVENUE RECOGNITION
Revenue is recognized and all related costs, including warranty, are recorded upon transfer of title and risk of loss to the customer which generally occurs upon product shipment.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
Net income per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares assumed to be outstanding during the period using the treasury stock method. Common equivalent shares consist of options to purchase common stock.

USE OF ESTIMATES
These consolidated financial statements were prepared by management in conformity with generally accepted accounting principles and necessarily include amounts which are based on management's best estimates and judgment. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain reclassifications have been made to the consolidated financial statements for 1995 and 1994 to conform to the 1996 presentation.

STOCK-BASED COMPENSATION PLANS

Prior to 1996, the Company accounted for its stock plans in accordance with The provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense would be recorded on the date of grant of an option only if the current market price of the underlying stock exceeded the exercise price under the option. Effective for 1996, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the provisions of APB No. 25 to its plans covering employees and non-employee directors, and to provide pro-forma disclosures of the effects of SFAS No. 123 on net income and earnings per share.

NOTE 2. INVENTORIES





The components of inventories are as follows:
(in thousands)                                               1996       1995
                                                              ----       ----
Raw materials...........................................  $   4,921  $   4,106
Work in process.........................................      2,307      2,991
Finished goods..........................................      3,396      1,013
Demonstration instruments...............................      1,792      1,756
                                                             -------    -------
Total inventories.......................................  $  12,416  $   9,866
                                                             ---------  -------


NOTE 3. INVESTMENTS

At December 31, 1996, the fair market value of short-term and long-term investments was $15,800,000 while short-term and long-term investments stated at amortized cost were $15,768,000 resulting in an unrealized holding gain of $32,000. At December 31, 1995, the fair market value of short-term and long-term investments was $20,293,000 while short-term and long-term investments stated at amortized cost were $20,247,000 resulting in an unrealized holding gain of $46,000. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity until realized.

NOTE 4. SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. At December 31, 1996, no preferred shares were issued; however, 100,000 shares of Series D Junior Participating Preferred Stock had been designated and reserved. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

COMMON STOCK OPTIONS

Pursuant to the Company's 1987 and 1992 stock option plans, the Board of Directors has the authority to grant incentive stock options. The incentive stock options vest at a rate of 25% per year, with the Board having authority to accelerate the vesting schedules. The options expire ten years from the date of grant. The incentive stock option price is determined by the Board of Directors, but may not be less than the fair market value of the Company's common stock on the date of grant.

Non-statutory stock options may also be granted pursuant to the 1992 stock option plan. The option price for the non-statutory stock options is determined by the Board of Directors on the date of grant, but may not be less than the fair market value of the Company's common stock on the grant date. The outstanding options vest at a rate of 25% per year, with the Board having authority to accelerate the vesting schedules. Non-statutory options expire ten years from the date of grant.

Pursuant to the Company's 1993 Stock Option Plan for Nonemployee Directors, each nonemployee director will receive an initial option to purchase 10,000 shares of common stock immediately following the annual meeting of shareholders at which such director is first elected to the Board of Directors. The initial option grant vests ratably over a three year period. Following each subsequent annual meeting of shareholders, each nonemployee director will receive an additional option, which is immediately exercisable, to purchase 3,000 shares of common stock. The option price for the non-statutory stock options granted pursuant to the plan may not be less than the fair market value of the Company's common stock at the date of grant. Each option expires ten years from the date of grant.

As of December 31, 1996, there were 20,419 and 300,781 stock options available for grant under the 1987 and 1992 option plans, respectively and 269,000 non-statutory stock options available for grant under the 1993 option plan. The Company has reserved 1,949,503 shares of common stock for future issuance pursuant to these plans. The following is a summary of option activity under the Company's option plans:

                                          INCENTIVE               NON-STATUTORY
                                        STOCK OPTIONS             STOCK OPTIONS
                                  -------------------------  ------------------------
                                    NUMBER        PRICE        NUMBER        PRICE
                                  OF SHARES     PER SHARE     OF SHARES    PER SHARE
                                  ----------  -------------  -----------  -----------
Outstanding at December 31,
  1993..........................     826,994  $  .35 -11.13   55,000  $  7.25 -11.00
Exercised.......................     (62,131)   1.32 - 8.75     --             --
Canceled........................     (69,582)   1.95 -11.25  (17,000)    7.25  -7.75
Granted.........................     256,134     .89 -11.25   34,773     7.75  -9.00
                                  ----------  -------------  -----------  -----------
Outstanding at December 31,
  1994..........................     951,415     .35 -11.00   72,773     7.25 -11.00
Exercised.......................     (97,866)   1.32 -11.00   (7,000)           7.25
Canceled........................     (37,399)   2.55 -12.00      --              --
Granted.........................     182,188    1.06 -12.00   12,000            9.75
                                  ----------  -------------  -----------  -----------
Outstanding at December 31,
  1995..........................     998,338     .35 -12.00   77,773     7.25 -11.00
Exercised.......................    (123,871)    .35 -11.50  (19,000)    7.25 - 9.75
Canceled........................     (33,277)    .89 -26.00     --            --
Granted.........................     381,788   10.50 -26.00   77,552    12.13 -18.75
                                  ----------  -------------  -----------  -----------
Outstanding at December 31,
  1996..........................   1,222,978  $  .35--26.00  136,325  $  7.25 -18.75
                                  ----------  -------------  -----------  -----------


There were 634,803 and 600,109 incentive stock options and 59,807 and 67,841 non-statutory stock options exercisable at December 31, 1996 and 1995, respectively.

SHAREHOLDER RIGHTS PLAN

In March 1992, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $40, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 20% or more of the Company's outstanding common shares. Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase common shares of the Company, or of an acquiring company in certain circumstances, having a market value of two times the exercise price of the right. The rights expire in March 2002, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

EMPLOYEE STOCK PURCHASE PLAN

On May 19, 1994, the Company's shareholders approved the 1994 Employee Stock Purchase Plan. Pursuant to this plan, employees of the Company may elect to accumulate funds of up to 10% of their cash compensation via payroll deduction to purchase shares of the Company's common stock. Under the plan, 45,972, 50,295, and 25,474 shares of common stock were issued in 1996, 1995, and 1994, respectively. The Company has reserved 178,259 shares of common stock for future issuance under this plan.

NOTE 5. STOCK-BASED COMPENSATION PLANS

At December 31, 1996, the Company had four plans providing for stock compensation; three fixed option plans under which options are granted to acquire company stock at exercise prices equal to 100% of fair value as of the date the option is granted, and an employee stock purchase plan, which provides for six-month enrollment periods under which shares may be purchased at 85% of the lesser of the fair value at the beginning or end of the enrollment period.

The Company applies APB No. 25 in accounting for these plans and, accordingly, no compensation cost has been recognized with respect thereto. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been reduced to the pro forma amounts shown in the following table:


                                                              1996       1995
                                                             ------     ------
Net income (in thousands)             As reported            $4,078     $5,398
                                      Pro forma              $3,155     $5,086

Net income per share                  As reported            $0.44      $0.60
                                      Pro forma              $0.34      $0.57

The pro forma information presented above includes only the effects of applying SFAS No. 123 to options granted in 1996 and 1995. Because options generally vest over a number of years and additional awards are made each year, the pro forma 1996 and 1995 amounts are not representative of the effect SFAS No. 123 would have had on net income and earnings per share had it been applied to options granted prior to 1995.

The fair value of compensation cost reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the following weighted-average assumptions: (1) risk-free interest rate: 1996--6.14%; 1995 - 6.59%; (2) expected life of option--5 years; (3) expected volatility--.60; and
(4) expected dividends--0%.

Information with respect to the Company's fixed option plans for 1996 and 1995 is provided below:

                                                         WEIGHTED-AVERAGE
                                    NUMBER OF SHARES  EXERCISE PRICE PER SHARE
                                    ----------------  ------------------------
  Balance at Dec. 31, 1994          1,024,188                 $ 5.21
      Granted...................      194,188                   9.27
      Exercised.................     (104,866)                  3.17
      Forfeited.................      (37,399)                  7.79
      Expired...................         --                      --
                                   -----------               --------
  Balance at Dec. 31, 1995......    1,076,111                   6.01
                                   -----------               --------
      Granted...................      459,340                  14.64
      Exercised.................     (142,871)                  3.49
      Forfeited.................      (33,277)                 14.66
      Expired...................         --                      --
                                   -----------               --------
  Balance at Dec. 31, 1996......    1,359,303                 $ 8.51
                                   -----------               --------

The weighted-average grant date fair value of options granted during 1996 and 1995 was $8.33 and $5.38, respectively. Additional information regarding options as of December 31, 1996 is as follows:

                                    OPTIONS                                OPTIONS EXERCISABLE
    RANGE OF                      OUTSTANDING                         ------------------------------
    EXERCISE        NUMBER      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
     PRICES       OUTSTANDING    REMAINING LIFE     EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
----------------  -----------  ------------------  -----------------  -----------  -----------------
$0.35 -$2.55.....    319,041        4.00 years         $    1.76         314,409       $    1.78
$3.75 -$9.88.....    557,892        6.76 years         $    7.51         347,171       $    7.23
$10.00 -$14.75...    364,170        9.11 years         $   12.85          27,030       $   10.90
$15.00 -$26.00...    118,200        9.55 years         $   18.10           6,000       $   18.75
-----------------  ---------        ----------         ---------         -------       ---------
$0.35 -$26.00....  1,359,303        6.99 years         $    8.51         694,610       $    5.00
-----------------  ---------        ----------         ---------         -------       ---------

NOTE 6. LEASES

The Company leases its primary office and manufacturing facilities under long-term operating leases which expire in December 2000 for the Beaverton, Oregon facility and June 1997 for the Menomonee Falls, Wisconsin facility. Other operating leases have been entered into in connection with the lease of additional office space and capital equipment. Minimum future rental payments under all operating leases are as follows:

              YEAR ENDING
              DECEMBER 31                           (IN THOUSANDS)
             --------------                         --------------
                 1997                               $    764
                 1998                                    683
                 1999                                    692
                 2000                                    691
                 2001                                     24
                                                      ------
              Total future minimum lease payments     $2,854
                                                      ------


Total rental expense for all operating leases was $868,000, $512,000, and $520,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 7. INCOME TAXES

The provision for income taxes consists of the following:

(IN THOUSANDS)                          1996         1995         1994
                                      ---------    ---------    ---------
Current:
  Federal                            $   1,735    $   1,644   $    1,152
  State                                    316          274          322
                                      ---------    ---------    ---------
                                         2,051        1,918        1,474
Deferred:
  Federal                                 (136)        (368)        (144)
  State                                     11          (22)         (19)
                                      ---------    ---------    ---------
                                          (125)        (390)        (163)
                                      ---------    ---------    ---------
     Total                            $   1,926    $   1,528    $   1,311
                                      ---------    ---------    ---------



A reconciliation showing the reasons for the difference between the Company's effective tax rate and the Federal statutory income tax rate of 34% is as follows:

                                                   1996      1995     1994
                                                  -------  -------  -------
Federal statutory rate..........................  34.0%     34.0%     34.0%
State taxes, net of federal benefit.............   4.0       3.5       4.4
Research and experimentation credits............  (3.4)     (2.4)     (5.9)
Tax benefit of foreign sales corporation........  (3.3)     (2.4)     (4.1)
Tax benefit of exempt interest income...........  (4.4)     (4.0)     (5.0)
Decrease in valuation allowance.................  (2.7)     (1.9)       --
Net operating loss carryovers created (utilized)  (3.0)     (4.4)      5.1
Non-deductible acquisition related charges......  11.3        --        --
Other, net......................................   (.4)       (.3)     (.9)
                                                  -------  -------  -------
Effective tax rate..............................  32.1%      22.1%    27.6%
                                                  -------  -------  -------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


(in thousands)                                        1996       1995
---------------------------------------------      ----------  ----------
DEFERRED TAX ASSETS:
  Reserve for warranties.......................    $     380    $   405
  Inventory valuation adjustments..............          482        559
  Accrued vacation.............................          216        207
  Accrued rent.................................           50         74
  Allowance for doubtful accounts..............           97         82
  Net operating loss carryovers................          330        518
  Federal and state tax credit carryovers......          392        392
  Other........................................          351        309
                                                    ---------  ---------
Gross deferred tax assets......................        2,298      2,546
    Valuation allowance........................         (878)    (1,223)
                                                    ---------  ---------
    Deferred tax assets........................        1,420      1,323
Deferred tax liabilities:
  Depreciation.................................          (67)       (51)
  Intangible technology rights.................         (446)      (413)
  Software development costs...................          (58)       (56)
                                                    ---------  ---------
    Deferred tax liabilities...................         (571)      (520)
                                                    ---------  ---------
Net deferred tax assets........................    $     849    $   803
                                                    ---------  ---------


The Company has established a valuation allowance for certain deferred tax assets of $878,000 at December 31, 1996. The valuation allowance was $1,223,000 and $1,492,000 at December 31, 1995 and 1994, respectively. The $345,000 reduction of the valuation allowance recorded in 1996 primarily resulted from utilization of previously reserved net operating loss carryovers and a change in the realizability of Pryon deferred tax assets.

Tax benefits of $531,000, $191,000, and $137,000 relating to the Company's stock option incentive plans were credited directly to stockholders' equity in 1996, 1995, and 1994, respectively.

At December 31, 1996, the Company had available federal net operating loss carryforwards of $775,000 which expire in 2009 and state net operating loss carryforwards of $1,281,000 which expire in the years 2007 through 2009. The Company also had available federal and state research and experimentation tax credit carryforwards of $289,000 and $90,000, respectively, expiring in the years 2003 through 2010.

NOTE 8. DEVELOPMENT AGREEMENTS

In April 1990, the Company entered into a collaborative research and license agreement with a domestic hospital to design a multiple-patient monitoring system (the "Acuity System"). The Company provides discounts on certain equipment purchased by the hospital in recognition of consultation services performed by key hospital personnel in connection with the development of the Acuity System. Discounts totaled approximately $124,000, $201,000, and $41,000 in 1996, 1995, and 1994, respectively. In addition, royalties are paid to the hospital based upon a percentage of the Company's net sales of the Acuity System and related products to other customers. Royalties paid to date have not been material.

Royalties in the form of discounts and cash payments pursuant to this agreement will continue through October 1997 or until the essential characteristics of the system no longer reflect the design concepts co-developed by the Company and the hospital. Future royalties and discounts on sales under this agreement are not expected to have a material effect on the Company's results of operations.

In January 1990, the Company entered into a development and supply agreement with a pharmaceuticals corporation whereby the Company will develop and manufacture a proprietary monitoring and drug administration device for this corporation. Production of this device for certain international markets began in 1994. During the years ended December 31, 1996, 1995, and 1994, research and development expenses incurred by the Company of $54,000, $88,000, and $443,000, respectively, have been reimbursed to the Company pursuant to this agreement.

NOTE 9. ACQUISITION OF SUBSIDIARY

On July 10, 1996, the Company issued 1,211,100 shares of common stock in exchange for all of the outstanding capital stock of Pryon Corporation, a supplier of CO2 monitoring products for medical instrumentation manufacturers. In addition, the Company issued options to purchase 121,159 shares of the Company's common stock in replacement of options to purchase Pryon common stock which were outstanding immediately prior to the acquisition. The acquisition was accounted for as a pooling of interests and accordingly, the financial statements of Protocol Systems, Inc., related footnote disclosures and supplemental financial data have been restated to show the combined results of the two companies for all periods presented. All material intercompany balances and transactions between the two entities have been eliminated. Sales and net income (loss) for the individual entities are shown below for the periods prior to the acquisition:


            (IN THOUSANDS)                          (IN THOUSANDS)
                             PROTOCOL       PRYON     ADJUSTMENTS    COMBINED
Six months ended
June 30, 1996 (unaudited)
   Sales..................  $  28,806       $6,253       $(1,723)   $ 33,336
   Net Income.............      2,771          501          (129)      3,143

Year ended
December 31, 1995
   Sales..................     49,067       12,276        (1,741)     59,602
   Net Income.............      4,678          818           (98)      5,398

Year ended
December 31, 1994
   Sales..................     41,166        8,001        (1,009)     48,158
   Net Income (loss)......      4,146         (794)           82       3,434


Charges of $2,097,000, which consisted primarily of investment banking, legal and accounting fees, were incurred in connection with the acquisition and were charged to expense in 1996.

NOTE 10. INDUSTRY AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales are made primarily to hospitals and other health-care related customers. Credit risk with respect to accounts receivable is limited due to the large number and geographical dispersion (both domestically and internationally) of entities which comprise the Company's customer base. Export sales are made in U.S. dollars. Sales by geographic region were as follows for the years ended December 31:

(IN THOUSANDS)                                1996          1995          1994
----------------------------------------    ---------    ---------    ---------
United States...........................    $  41,588    $  40,080    $  31,143
Europe..................................       14,938       11,481        9,696
Asia and Pacific Rim....................        7,836        6,166        5,202
Other...................................        2,532        1,875        2,117
                                            ---------    ---------    ---------
Total Sales.............................    $  66,894    $  59,602    $  48,158
                                            ---------    ---------    ---------

NOTE 11. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                         QUARTERS ENDED
(IN THOUSANDS EXCEPT COMMON STOCK PRICES              --------------------------------------------------
         AND PER SHARE AMOUNTS)                        MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
----------------------------------------------------- -----------  ----------  ------------  ------------
1996
Sales.................................................    $16,239     $17,097       $16,193      $17,365
Gross profit..........................................      8,883       9,691         8,954        8,895
Income from operations................................      1,880       1,964         (726)        1,887
Net income............................................      1,553       1,591         (910)        1,844
Net income per common and common equivalent share.....        .17         .17         (.10)          .20
Weighted average number of common and common
  equivalent shares outstanding.......................      9,369       9,537        9,433         9,267

Common stock prices:
  High................................................     $17.50      $26.38       $23.25        $15.75
  Low.................................................      10.50       15.63        15.25         10.00

1995
Sales.................................................    $12,944     $13,343      $15,222       $18,093
Gross profit..........................................      6,838       7,139        7,860         9,972
Income from operations................................        781         652        1,443         3,134
Net income............................................        813         665        1,252         2,668
Net income per common and common equivalent share.....        .09         .07          .14           .29
Weighted average number of common and common
 equivalent shares outstanding........................      8,940       8,911        9,092         9,133

Common stock prices:
  High................................................     $12.00      $13.00       $11.88        $11.50
  Low.................................................       8.75        8.50         9.25          9.88


The Company's common stock began trading on the Nasdaq Stock Market under the symbol PCOL on March 24, 1992 following the Company's initial public offering. The above quoted market prices represent the high and low closing sale prices as reported by Nasdaq for the periods indicated. As of March 14, 1997, there were 197 stockholders of record of Protocol common stock and approximately 4,900 beneficial owners of common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Directors is included under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned By Management and Principal Shareholders" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements
        The following finanical statements are set forth in Item 8 of this Annual Report.

                                                                  PAGE #
                                                                  ------

Report of Management                                                16

Report of Independent Accountants for the years
ended December 31, 1996 and 1995                                    16

Consolidated Statements of Operations--Years ended
December 31, 1996, 1995 and 1994                                    17

Consolidated Balance Sheets--As of December 31, 1996 and
1995                                                                18

Consolidated Statements of Stockholders' Equity--Years
ended December 31, 1996, 1995 and 1994                              19

Consolidated Statements of Cash Flows--Years ended
December 31, 1996, 1995 and 1994                                    20

(a) (2) Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts                  s-1

   Report of Independent Accountants on Financial
   Statement Schedule                                              s-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated
Financial Statements or notes thereto.

(a) (3) Exhibits:



                                                                                                   Sequentially
EXHIBIT                                                                                              Numbered
NUMBER                                       DESCRIPTION                                               Page
--------                                     -----------                                            -----------


2.0   Agreement and Plan of Merger dated as of February 20, 1996 Among Protocol
      Systems, Inc., Protocol Merger Corporation and Pryon Corporation.****

3.1   Fourth Restated Articles of Incorporation of Protocol Systems, Inc. *

3.2   Restated Bylaws of Protocol Systems, Inc. *

4.0   Rights Agreement dated March 20, 1992 between Protocol Systems, Inc. and First
      Interstate Bank of Oregon, N.A. *

10.1  Distribution Agreement dated February 7, 1989 between Protocol Systems, Inc.
      and Siemens Medical Electronics, Inc. *

10.2  Renewal of Distribution Agreement dated July 19, 1991 between Protocol Systems, Inc.
      and Siemens Medical Electronics, Inc. *

10.3   Original Equipment Manufacturer Agreement for Purchase and Sale of Pulse Oximeter
       Modules dated October 23, 1989 between Protocol Systems, Inc. and Nellcor, Incorporated, and addendum thereto dated January 21, 1992. *

10.4   Development and Supply Agreement dated January 26, 1990 between Protocol Systems, Inc.
       and Gensia Pharmaceuticals, Inc. *

10.5   Collaborative Research and License Agreement dated April 1, 1990 between Protocol Systems,
       Inc. and the General Hospital Corporation (Massachusetts General Hospital). *

10.6   Form of Indemnity Agreements between Protocol Systems, Inc. and its Executive Officers and
       Directors. *

10.7   Protocol Systems, Inc. 1987 Key Employee's Incentive Stock Option Plan, as amended on
       January 21, 1992. *

10.8   Protocol Systems, Inc. 1987 Non-Statutory Stock Option Plan, as amended on January 21, 1992. *

10.9   Protocol Systems, Inc. 1992 Stock Incentive Plan as amended on January 24, 1995. ****

10.10  Business Park Lease dated October 26, 1990 By and Among Protocol Systems, Inc., Koll-Copley
       Partners and Petula Associates and amendments thereto dated October 16, 1991 and November 6, 1991. *

10.11  Amendment to Business Park Lease between Protocol Systems, Inc., Koll-Copley Partners and Petula
       Associates dated October 6, 1993. ***

10.12  Amendment to Original Equipment Manufacturer Agreement for Purchase and Sale of Pulse Oximeter
       Modules dated February 25, 1993 between Protocol Systems, Inc. and Nellcor, Incorporated. ***

10.13  Protocol Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors. ****

10.14  Protocol Systems, Inc. 1994 Employee Stock Purchase Plan. **

22.0   Subsidiaries of the Registrant.

23.1   Consent of Accountants.

27.1   Financial Data Schedule.

----------------------------------------

   * Incorporated herein by reference to the Company's Registration Statement on Form S-1 dated January 22, 1992, File No. 33-45067.

  ** Incorporated herein by reference to the Company's Registration Statement of Form S-8 dated January 24, 1994, File No. 33-74384.

 *** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

**** Incorporated herein by reference to the Company's Registration Statement of Form S-4 dated April 9, 1996, File No. 333-003316.

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTOCOL SYSTEMS, INC.
                                          ----------------------
                                               (REGISTRANT)


DATE: MARCH 28, 1997                BY     /S/ JAMES B. MOON
------------------------                  --------------------------
                                               JAMES B. MOON
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER
                                               AND CHAIRMAN


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                                         TITLE                                DATE
      ---------                                         -----                                ----

                                  President, Chief Executive Officer and Chairman of        March 28, 1997
      /s/ JAMES B. MOON           Officer and Chairman of the Board of Directors            --------------
------------------------------    (Principal Executive Officer)
        James B. Moon


     /s/ CRAIG M. SWANSON         Vice-President, Chief Financial Officer and               March 28, 1997
------------------------------    Secretary (Principal Financiial and Accounting Officer)   --------------
         Craig M. Swanson


     /s/ STEVEN E. WYNNE          Director                                                 March  28, 1997
                                                                                           ---------------
------------------------------
       Steven E. Wynne



   /s/ RONALD S. NEWBOWER, PH.D   Director                                                 March  28, 1997
--------------------------------                                                           ---------------
       Ronald S. Newbower, Ph.D



    /s/ DAVID F. BOLENDER         Director                                                 March  28, 1997
------------------------------                                                             ----------------
      David F. Bolender



   /s/ FRANK E. SAMUEL, JR.       Director                                                 March  28, 1997
------------------------------                                                             ---------------
     Frank E. Samuel, Jr.


  /s/ WILLIAM NEW, JR., M.D.     Director                                                 March   28, 1997
------------------------------                                                            ----------------
    William New, Jr., M.D.


PROTOCOL SYSTEMS, INC.                 Schedule II

                            VALUATION AND QUALIFYING ACCOUNTS


                                                                  ADDITIONS      ADDITIONS
                                                    BALANCE AT    CHARGED TO     CHARGED TO                         BALANCE AT
                                                     BEGINNING    COSTS AND        OTHER                              END OF
DESCRIPTION                                           PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS            PERIOD
--------------------------------------------------  ----------   -----------    ------------    ----------          -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts.................     205,000      34,848           --            49,848(1)         190,000
  Allowance for sales returns.....................      50,000      --               --            15,000(2)          35,000
  Inventory obsolescence and valuation reserves...     392,820     614,990           --           143,720(3)         864,090
  Reserve for warranties..........................   1,001,629     382,594           --           405,716(4)         978,507

Year ended December 31, 1995:
  Allowance for doubtful accounts.................     190,000      64,798           --            42,798(1)         212,000
  Allowance for sales returns.....................      35,000      65,000           --             --               100,000
  Inventory obsolescence and valuation reserves...     864,090     484,526           --           286,101(3)       1,062,515
  Reserve for warranties..........................     978,507     577,101           --           502,976(4)       1,052,632

Year ended December 31, 1996:
  Allowance for doubtful accounts.................     212,000     111,321           --            71,321(1)         252,000
  Allowance for sales returns.....................     100,000          --           --             --               100,000
  Inventory obsolescence and valuation reserves...   1,062,515     319,553           --           596,611(3)         785,457
  Reserve for warranties..........................   1,052,632     619,792           --           687,400(4)         985,024

------------------------

(1) Deductions primarily represent write-offs of accounts receivable during the period.

(2) Deductions represent reduction of the allowance based on sales return history.

(3) Deductions primarily represent inventory scrapped or sold during the period.

(4) Deductions primarily represent inventory and labor costs incurred repairing products under warranty.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

    Under the date of January 24, 1997, we reported on the consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the 1996 annual report to shareholders. These consolidated finanical statements and our report thereon are included in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  KPMG Peat Marwick LLP

Portland, Oregon
January 24, 1997