Form 10-Q
period 1997-03-31
PROTOCOL SYSTEMS INC/NEW
filed 1997-05-12
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   March 31, 1997

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               May 8, 1997:
                  8,849,143 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations for the three months ended
        March 31, 1997 and 1996                                           3

        Condensed Consolidated Balance Sheets
        as of March 31, 1997 and December 31, 1996                        4

        Consolidated Statements of Cash Flows for
        the three months ended March 31, 1997 and 1996                    5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8-9


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            10

Item 4. Submission of Matters to a Vote of Security Holders              10

Item 6. Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                               11
----------

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                                         Three months ended March 31,
                                               1997       1996
                                              ------     ------
Sales                                        $13,193    $16,239
Cost of sales                                  6,697      7,356
                                             -------    -------
    Gross profit                               6,496      8,883

Operating expenses:
  Research and development expenses            2,021      2,255
  Selling, general and administrative
   expenses                                    4,628      4,748
                                             -------    -------
    Total operating expenses                   6,649      7,003
                                             -------    -------
    Income from operations                      (153)     1,880

Other income                                     233        268
                                             -------    -------
    Income before income taxes                    80      2,148

Provision for income taxes                        25        595
                                             -------    -------
    Net Income                               $    55   $  1,553
                                             =======    =======

    Net income per common and
     common equivalent share                 $  0.01    $  0.17
                                             =======    =======

    Weighted average number of common
     and common equivalent shares
     outstanding                               9,202      9,369









       See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                         (unaudited)


                                                                 March 31, December 31,
                                                                   1997         1996
                                                                  ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 7,648      $ 6,903
  Short-term investments                                          15,838       14,787
  Accounts receivable - net                                       11,232       15,456
  Inventories                                                     13,993       12,416
  Deferred taxes                                                   1,341        1,320
  Prepaid expenses and other                                         240          166
                                                                 -------      -------
    Total current assets                                          50,292       51,048

Long-term investments                                              1,008        1,013
Property and equipment - net                                       4,729        4,478
Other assets                                                       2,383        2,506
                                                                 -------      -------
                                                                 $58,412      $59,045
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,574      $ 2,480
  Accrued salaries, wages and related liabilities                  2,047        2,514
  Other accrued liabilities                                          271          739
  Income taxes payable                                               252          405
  Reserve for warranties                                           1,040          985
  Deferred revenue and customer deposits                             124          142
                                                                 -------      -------
    Total current liabilities                                      6,308        7,265

Deferred taxes                                                       427          471
Shareholders' equity:
  Common Stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,801 at 1997 and 8,744 at 1996            88           87
  Additional paid-in capital                                      34,760       34,363
  Unrealized holding gain on investments                               4           32
  Retained earnings                                               16,776       16,721
  Foreign currency translation adjustment                             49          106
                                                                 -------      -------
    Total shareholders' equity                                    51,677       51,309
                                                                 -------      -------
                                                                 $58,412      $59,045
                                                                 =======      =======







       See accompanying notes to condensed consolidated financial statements













                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                         Three months ended March 31,
                                                              1997         1996
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $    55      $ 1,553

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                606          516
   Loss on disposal of property and equipment                     9            -
   Amortization of bond premium                                 103           81
   Provision for deferred taxes                                 (50)         (80)
   Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                      4,218        1,268
     Inventories                                             (1,585)        (377)
     Prepaid expenses and other assets                          (78)        (179)
     Accounts payable and accrued liabilities                  (215)         139
     Income taxes payable                                      (765)        (273)
     Reserve for warranties                                      55           17
     Deferred revenue and customer deposits                     (18)          (1)
                                                            -------      -------
        Net cash provided by operating activities             2,335        2,664

Cash flows from investing activities:
  Purchase of investments                                    (1,177)      (2,624)
  Proceeds from maturity of investments                          -         8,464
  Acquisition of property and equipment                        (801)        (642)
  Expenditures for software development                          -           (46)
                                                            -------      -------
        Net cash provided by (used in) investing activities  (1,978)       5,152

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                      398          141
  Net proceeds of long-term debt                                 -           165
                                                            -------      -------
        Net cash provided by financing activities               398          306
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents           (10)          (4)
                                                            -------      -------

        Net increase in cash and cash equivalents               745        8,118

Cash and cash equivalents at beginning of period              6,903        3,974
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 7,648      $12,092
                                                            =======      =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    -       $    52

  Cash paid for income taxes                                $   216      $   916



       See accompanying notes to condensed consolidated financial statements


                            PROTOCOL SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information.
Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                            	   March 31,     December 31,
(in thousands)                                   1997            1996
-------------------------------------------------------------------------
Raw materials                                  $ 6,162         $ 4,921
Work in process                                  2,646           2,307
Finished goods                                   3,475           3,396
Demonstration instruments                        1,710           1,792
                                               -------          ------
   Total inventories                           $13,993         $12,416
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               March 31,     December 31,
(in thousands)                                   1997            1996
-------------------------------------------------------------------------
Equipment                                      $10,486         $10,180
Furniture and fixtures                           1,679           1,419
Leasehold improvements                             654             654
                                                ------          ------
                                                12,819          12,253
Less accumulated depreciation and amortization   8,090           7,775
                                                ------          ------
   Property and equipment - net                $ 4,729         $ 4,478
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


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of March 31, 1997 with working capital balances of $44.0 million and a current ratio of 8.0:1 as compared to working capital of $43.8 million and a current ratio of 7.0:1 at December 31, 1996. Cash flow from operating activities for the first three months of 1997 was $2.3 million as compared to cash flow from operating activities of $2.7 million for the first three months of 1996. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

RESULTS OF OPERATIONS

Sales. Sales for the first quarter of 1997 decreased 18.8% to $13.2 million from $16.2 million for the first quarter of 1996. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased by $2.6 million or 23.1% from the prior year's first quarter. The decline in instrument sales resulted from decreased unit sales of Propaq monitors and monitor options, partially offset by an increase in the unit sales of Propaq Encore monitors. In addition, sales of Pryon's original equipment manufacturer ("OEM") CO2 monitoring products and related accessories decreased $767,000 or 31.3% from the prior year's first quarter.

Domestic sales decreased 32.5% to $6.5 million (49.5% of total sales) in the first quarter of 1997 from $9.7 million (59.7% of total sales) in the first quarter of 1996. The Company attributes this decrease primarily to a significant reduction in military shipments, which declined to $227,000 in the first quarter of 1997 from $4.4 million in the first quarter of 1996.

International sales increased 27.9% to $4.9 million (37.2% of total sales) in the first quarter of 1997 from $3.8 million (23.6% of total sales) in the first quarter of 1996. This increase is primarily a result of the impact of the large military shipments in the first quarter of 1996 which caused the postponement of a portion of international sales to the second quarter of 1996, resulting in lower than usual international sales in the first quarter of 1996.

OEM sales decreased to $1.7 million (13.3% of total sales) in the first quarter of 1997 from $2.7 million (16.7% of total sales) in the prior year's first quarter. The decrease in OEM sales was primarily the result of decreased sales of Pryon's CO2 monitoring products due to reductions in orders from certain of its OEM customers. The Company believes that Pryon's sales will improve as Pryon introduces new products and as new OEM customers come on-line later in the year.

Gross profit. As a percentage of sales, gross profit decreased to 49.2% in the first quarter of 1997 from 54.7% in the first quarter of 1996. A decrease of 2.1% in gross profit as a percentage of sales resulted from additional warranty expense incurred as a result of the Company's voluntary decision to replace a defective component in certain Propaq Encore monitors. Also contributing to the decline in gross margin in the first quarter of 1997 from the same quarter last year was the significant reduction in Pryon's gross margin as a result of its lower manufacturing volumes.

Research and development. Research and development expenses decreased 10.4% to $2.0 million in the first quarter of 1997 from $2.3 million in the first quarter of 1996. The decrease in research and development expenses resulted primarily from lower development and testing costs in the first quarter of 1997. In the first quarter of 1996 there were significant development and testing costs for a new release of software introduced in March 1996 for the Acuity system. As a percentage of sales, research and development expenses increased to 15.3% in the first quarter of 1997 from 13.9% in the first quarter of 1996.

Selling, general and administrative. Selling, general and administrative expenses remained steady at $4.6 million in the first quarter of 1997 compared to $4.7 million in the first quarter of 1996. As a percentage of sales, selling, general and administrative expenses increased to 35.1% in the first quarter of 1997 from 29.2% in the first quarter of 1996.

Other income. Other income decreased 12.7% to $233,000 in the first quarter of 1997 from $268,000 in the first quarter of 1996 primarily as a result of a decrease in interest income due to the use of available cash to reduce Pryon's borrowings in the third quarter of 1996.

Provision for income taxes. The provision for income taxes decreased to $25,000 in the first quarter of 1997 from $595,000 in the first quarter of 1996 representing effective tax rates of 31.3% and 27.7%, respectively. The effective tax rate for the first quarter of 1996 was reduced by the tax benefit of Pryon's utilization of net operating loss carryforwards.

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

During the quarter ended March 31, 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 6,667 shares of Common Stock were issued at an exercise price of $1.32. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits: 27.1 Financial Data Schedule
(b)  No reports were filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: May 9, 1997                                  By  /s/ James B. Moon
                                                       ---------------------
                                                       James B. Moon
                                                       President and
                                                       Chief Executive Officer

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer