Form 10-Q
period 1997-06-30
PROTOCOL SYSTEMS INC/NEW
filed 1997-08-12
CIK 883322

.
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   June 30, 1997

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               August 8, 1997
                  8,903,742 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations for the three months and six months
        ended June 30, 1997 and 1996                                     3

        Condensed Consolidated Balance Sheets
        as of June 30, 1997 and December 31, 1996                        4

        Consolidated Statements of Cash Flows for
        the six months ended June 30, 1997 and 1996                      5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8-11


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            12

Item 4. Submission of Matters to a Vote of Security Holders              12

Item 6. Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                               13
----------

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                            Three months ended June 30,   Six months ended June 30,
                                  1997       1996              1997        1996
                                -------    -------           -------     -------
Sales                           $16,110    $17,097           $29,303     $33,336
Cost of sales                     8,033      7,406            14,730      14,762
                                -------    -------           -------     -------
    Gross profit                  8,077      9,691            14,573      18,574

Operating expenses:
  Research and development
   expenses                       2,143      2,237             4,164       4,492
  Selling, general and
   administrative expenses        5,238      5,490             9,866      10,238
                                -------    -------           -------     -------
    Total operating expenses      7,381      7,727            14,030      14,730
                                -------    -------           -------     -------
    Income from operations          696      1,964               543       3,844

Other income                        279        237               512         505
                                -------    -------           -------     -------
    Income before income taxes      975      2,201             1,055       4,349

Provision for income taxes          281        610               306       1,205
                                -------    -------           -------     -------
    Net Income                  $   694    $ 1,591           $   749     $ 3,144
                                =======    =======           =======     =======

    Net income per common
     and common equivalent
     share                      $  0.08    $  0.17           $  0.08     $  0.33
                                =======    =======           =======     =======

    Weighted average number
     of common and common
     equivalent shares
     outstanding                  9,103      9,537             9,148       9,504









       See accompanying notes to condensed consolidated financial statements

                              PROTOCOL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)
                                                            June 30,       December 31,
                                                              1997             1996
                                                           ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 7,438          $ 6,903
  Short-term investments                                      11,751           14,787
  Accounts receivable - net                                   13,945           15,456
  Inventories                                                 12,811           12,416
  Deferred taxes                                               1,341            1,320
  Prepaid expenses and other                                     207              166
                                                             -------          -------
        Total current assets                                  47,493           51,048


Long-term investments                                          4,774            1,013
Property and equipment - net                                   4,578            4,478
Other assets                                                   2,370            2,506
                                                             -------          -------
                                                             $59,215          $59,045
                                                             =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 2,447          $ 2,480
  Accrued salaries, wages and related
     liabilities                                               1,902            2,514
  Other accrued liabilities                                      343              739
  Income taxes payable                                           460              405
  Reserve for warranties                                       1,027              985
  Deferred revenue and customer deposits                         115              142
                                                             -------          -------
    Total current liabilities                                  6,294            7,265
                                                             -------          -------

Deferred taxes                                                   443              471
Shareholders' equity:
  Common Stock, $.01 par value.  Authorized 30,000
    shares; issued and outstanding 8,851 at 1997 and
      and 8,744 at 1996                                           89               87
  Additional paid-in capital                                  34,830           34,363
  Unrealized holding gain on investments                          16               32
  Retained earnings                                           17,470           16,721
  Foreign currency translation adjustment                         73              106
                                                             -------          -------
        Total shareholders' equity                            52,478           51,309
                                                             -------          -------
                                                             $59,215          $59,045
                                                             =======          =======


       See accompanying notes to condensed consolidated financial statements




                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                          Six months ended June 30,
                                                              1997         1996
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $   749      $ 3,144

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,211        1,044
   Amortization of bond premium                                 201          185
   Provision for deferred taxes                                 (38)        (241)
   Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                      1,510        1,497
     Inventories                                               (401)      (1,678)
     Prepaid expenses and other assets                          (46)        (447)
     Accounts payable and accrued liabilities                (1,039)         244
     Income taxes payable                                        55         (696)
     Reserve for warranties                                      42           27
     Deferred revenue and customer deposits                     (27)          (4)
                                                            -------      -------
        Net cash provided by operating activities             2,217        3,075

Cash flows from investing activities:
  Purchase of investments                                    (9,943)      (4,644)
  Proceeds from maturity of investments                       9,002        8,464
  Acquisition of property and equipment                      (1,199)      (1,233)
  Acquisition of intangible assets                              (10)           -
  Expenditures for software development                          -           (80)
                                                            -------      -------
        Net cash provided by (used in) investing activities  (2,150)       2,507

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plans and related tax benefits            469          526
  Net proceeds of long-term debt                                 -            87
                                                            -------      -------
        Net cash provided by financing activities               469          613
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents           (1)            -
                                                            -------      -------

        Net increase in cash and cash equivalents               535        6,195

Cash and cash equivalents at beginning of period              6,903        3,974
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 7,438      $10,169
                                                            =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    -       $   118

  Cash paid for income taxes                                $   259      $ 1,763

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


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                            	   June 30,       December 31,
(in thousands)                                   1997            1996
-------------------------------------------------------------------------
Raw materials                                  $ 4,994         $ 4,921
Work in process                                  2,541           2,307
Finished goods                                   3,458           3,396
Demonstration instruments                        1,818           1,792
                                               -------          ------
   Total inventories                           $12,811         $12,416
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               June 30,     December 31,
(in thousands)                                   1997            1996
-------------------------------------------------------------------------
Equipment                                      $10,932         $10,180
Furniture and fixtures                           1,698           1,419
Leasehold improvements                             656             654
                                                ------          ------
                                                13,286          12,253
Less accumulated depreciation and amortization   8,708           7,775
                                                ------          ------
   Property and equipment - net                $ 4,578         $ 4,478
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


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented net income per share.

The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of June 30, 1997 with working capital balances of $41.2 million and a current ratio of 7.5:1 as compared to working capital of $43.8 million and a current ratio of 7.0:1 at December 31, 1996. Cash flow from operating activities for the first six months of 1997 was $2.2 million as compared to cash flow from operating activities of $3.1 million for the first six months of 1996. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as 'expects,' 'anticipates,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates' and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

RESULTS OF OPERATIONS

Second Quarter 1997 vs. Second Quarter 1996
-------------------------------------------

Sales. Sales for the second quarter of 1997 decreased 5.8% to $16.1 million from $17.1 million for the second quarter of 1996. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased by $1.4 million or 11.7% from the prior year's second quarter. The decline in instrument sales resulted from decreased average selling prices due to higher discounts as well as a slight decrease in overall unit sales. Although overall unit sales of instruments decreased, unit sales of the Propaq Encore monitor increased from the prior year's second quarter. Increased sales of Acuity systems, accessories, service and the introduction of the QuikSigns spot-check monitor also partially offset the decline in instrument sales.

Domestic sales decreased 11.7% to $9.1 million (56.7% of total sales) in the second quarter of 1997 from $10.3 million (60.5% of total sales) in the second quarter of 1996. The Company attributes this decrease to a significant reduction in military shipments, which declined to $1.2 million in the second quarter of 1997 from $1.9 million in the second quarter of 1996. In addition, second quarter 1996 domestic revenues were also unusually high due primarily to a large order backlog from the first quarter of 1996 when the Company shipped $4.4 million in military orders.

International sales increased 14.4% to $4.6 million (28.6% of total sales) in the second quarter of 1997 from $4.0 million (23.6% of total sales) in the second quarter of 1996. The increase in international sales was driven by strong sales in the European market. This growth was offset by decreased sales to NEC, the Company's exclusive distributor in Japan.

Original equipment manufacturer ('OEM') sales decreased to $2.4 million (14.7% of total sales) in the second quarter of 1997 from $2.7 million (15.9% of total sales) in the prior year's second quarter. The decrease in OEM sales was primarily the result of a $608,000 decrease in sales of GenESA devices to Gensia, Inc. Gensia began shipments of the GenESA System to Europe in early 1995. Gensia continues to await Food and Drug Administration (FDA) market clearance for the GenESA System in the United States. The decrease in GenESA device sales was partially offset by an increase in sales of Pryon's CO2 monitoring products in the second quarter of 1997.

Gross profit. As a percentage of sales, gross profit decreased to 50.1% in the second quarter of 1997 from 56.7% in the second quarter of 1996. The decrease in gross profit as a percentage of sales was partially due to higher sales discounts, including discounts related to sales of refurbished instruments and an enterprise-wide upgrade of Massachusetts General Hospital's monitoring systems. As a co-developer of the Company's Acuity central monitoring system, Massachusetts General Hospital has the right to purchase certain monitoring equipment for a small markup over cost. This right expires in October 1997. Gross profit was also negatively impacted by an increase in the percentage of international sales which have lower average selling prices and an increase in the percentage of sales of lower margin products including service and accessories.

Research and development. Research and development expenses remained steady at $2.1 million in the second quarter of 1997 compared to $2.2 million in the second quarter of 1996. As a percentage of sales, research and development expenses increased to 13.3% in the second quarter of 1997 from 13.1% in the second quarter of 1996.

Selling, general and administrative. Selling, general and administrative expenses decreased 4.6% to $5.2 million in the second quarter of 1997 compared to $5.5 million in the second quarter of 1996 primarily due to lower payroll and related expenses resulting from a decreased headcount and reduced incentive compensation. As a percentage of sales, selling, general and administrative expenses increased to 32.5% in the second quarter of 1997 from 32.1% in the second quarter of 1996.

Other income. Other income increased 17.6% to $279,000 in the second quarter of 1997 from $237,000 in the second quarter of 1996 primarily as a result of an increase in interest income due to higher short and long-term investment balances in the second quarter of 1997.

Provision for income taxes. The provision for income taxes decreased to $281,000 in the second quarter of 1997 from $610,000 in the second quarter of 1996 representing effective tax rates of 28.8% and 27.7%, respectively. The lower effective tax rate for the second quarter of 1996 was primarily due to the expected tax benefit of utilization of Pryon's net operating loss carryforwards.

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996
-----------------------------------------------------------------

Sales. Sales for the first six months of 1997 decreased 12.1% to $29.3 million from $33.3 million for the first six months of 1996. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased by $4.0 million or 17.1% from the first six months of the prior year. The decline in these instrument sales resulted from decreased average selling prices due to higher sales discounts as well as a decrease in overall unit sales. Although overall unit sales of instruments decreased, unit sales of the Propaq Encore monitor increased from the first six months of the prior year. Sales of OEM products decreased $1.3 million or 24.4% from the first six months of the prior year due to decreased sales of GenESA devices and Pryon's CO2 monitoring products. These sales reductions were partially offset by increased sales of Acuity systems, accessories, service and the introduction of the QuikSigns spot-check monitor in the first six months of 1997.

Domestic sales decreased 21.8% to $15.7 million (53.5% of total sales) in the first six months of 1997 from $20.0 million (60.1% of total sales) in the first six months of 1996. The Company attributes this decrease primarily to a significant reduction in military shipments, which declined to $1.4 million in the first half of 1997 from $6.4 million in the first half of 1996.

International sales increased 20.9% to $9.5 million (32.5% of total sales) in the first six months of 1997 from $7.9 million (23.6% of total sales) in the first six months of 1996. The increase in international sales was driven by strong sales in the European market. This growth was offset by decreased sales to NEC, the Company's exclusive distributor in Japan.

OEM sales decreased 24.4% to $4.1 million (14.0% of total sales) in the first six months of 1997 from $5.4 million (16.3% of total sales) in the first six months of 1996. The decrease in OEM sales was partially the result of a $754,000 decrease in sales of GenESA devices to Gensia, Inc. Gensia began shipments of the GenESA System to Europe in early 1995. Gensia continues to await Food and Drug Administration (FDA) market clearance for the GenESA System in the United States. Additionally, sales of Pryon's CO2 monitoring products decreased $578,000 in the first six months of 1997 primarily due to reductions in orders from certain of its OEM customers.

Gross profit. As a percentage of sales, gross profit decreased to 49.7% in the first six months of 1997 from 55.7% in the first six months of 1996. The decrease in gross profit as a percentage of sales was partially due to increased sales discounts, including discounts related to sales of refurbished instruments and an enterprise-wide upgrade of Massachusetts General Hospital's monitoring systems. As a co-developer of the Company's Acuity central monitoring system, Massachusetts General Hospital has the right to purchase certain monitoring equipment for a small markup over cost. This right expires in October 1997. Gross profit was also negatively impacted by additional warranty expense incurred as a result of the Company's voluntary decision to replace a defective component in certain Propaq Encore monitors in the first six months of 1997, an increase in the percentage of international sales which have lower average selling prices, and the significant reduction in Pryon's gross margin as a result of its lower manufacturing volumes.

Research and development. Research and development expenses decreased 7.3% to $4.2 million in the first six months of 1997 from $4.5 million in the first six months of 1996. The decrease in research and development expenses resulted primarily from lower development and testing costs in the first six months of 1997. In the first quarter of 1996 there were significant development and testing costs for a new release of software introduced in March 1996 for the Acuity system. As a percentage of sales, research and development expenses increased to 14.2% in the first six months of 1997 from 13.5% in the first six months of 1996.

Selling, general and administrative. Selling, general and administrative expenses decreased 3.6% to $9.9 million in the first six months of 1997 compared to $10.2 million in the first six months of 1996 primarily due to lower payroll and related expenses and reduced incentive compensation. As a percentage of sales, selling, general and administrative expenses increased to 33.7% in the first six months of 1997 from 30.7% in the first six months of 1996.

Other income. Other income remained steady at $512,000 in the first six months of 1997 compared to $505,000 in the first six months of 1996.

Provision for income taxes. The provision for income taxes decreased to $306,000 in the first six months of 1997 from $1,205,000 in the first six months of 1996 representing effective tax rates of 29.1% and 27.7%, respectively. The lower effective tax rate for the first six months of 1996 was primarily due to the expected tax benefit of utilization of Pryon's net operating loss carryforwards.

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

During the quarter ended June 30, 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the 'Securities Act') upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 52,083 shares of Common Stock were issued at exercise prices ranging from $1.32 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 12, 1997 at which the following actions were taken by a vote of the shareholders:


         (1) The following persons were elected to the Board of Directors for three-year terms expiring in 2000 by the votes indicated below:

              Ronald S. Newbower: 6,975,348 votes for; 95,768 votes withheld Frank E. Samuel, Jr.: 5,630,149 votes for; 1,440,967 votes withheld


         (2) The appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the year ending December 31, 1997 was ratified by a vote of 6,923,359 to 7,203 (with 140,554 abstentions).

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


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: August 11, 1997                              By  /s/ James B. Moon
                                                       ---------------------
                                                       James B. Moon
                                                       President and
                                                       Chief Executive Officer

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer
1