Form 10-Q
period 1997-09-30
PROTOCOL SYSTEMS INC/NEW
filed 1997-11-12
CIK 883322

.
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   September 30, 1997

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               November 10, 1997
                  8,923,410 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations for the three months and nine months
        ended September 30, 1997 and 1996                                3

        Condensed Consolidated Balance Sheets
        as of September 30, 1997 and December 31, 1996                   4

        Consolidated Statements of Cash Flows for
        the nine months ended September 30, 1997 and 1996                5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8-11


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            12

Item 4. Submission of Matters to a Vote of Security Holders              12

Item 6. Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                               13
----------

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                          Three months ended Sept. 30,   Nine months ended Sept. 30,
                                  1997       1996              1997        1996
                                -------    -------           -------     -------
Sales                           $17,158    $16,193           $46,460     $49,529
Cost of sales                     8,095      7,239            22,824      22,001
                                -------    -------           -------     -------
    Gross profit                  9,063      8,954            23,636      27,528

Operating expenses:
  Research and development
   expenses                       2,244      2,235             6,408       6,726
  Selling, general and
   administrative expenses        5,292      5,073            15,158      15,312
  Acquisition related charges        -       2,097                -        2,097
  Litigation settlement charges      -         275                -          275
                                -------    -------           -------     -------
    Total operating expenses      7,536      9,680            21,566      24,410
                                -------    -------           -------     -------
    Income (loss) from
     operations                   1,527       (726)            2,070       3,118

Other income                        291        257               803         761
                                -------    -------           -------     -------
    Income (loss) before
     income taxes                 1,818       (469)            2,873       3,879

Provision for income taxes          441        441               747       1,646
                                -------    -------           -------     -------
    Net Income (loss)           $ 1,377    $  (910)          $ 2,126     $ 2,233
                                =======    =======           =======     =======

    Net income (loss) per
     common and common
     equivalent share           $  0.15    $ (0.10)          $  0.23     $  0.24
                                =======    =======           =======     =======

    Weighted average number
     of common and common
     equivalent shares
     outstanding                  9,431      9,433             9,323       9,410



See accompanying notes to condensed consolidated financial statements

                             PROTOCOL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)
                                                          September 30,    December 31,
                                                              1997             1996
                                                             -------          -------
ASSETS
Current assets:
  Cash and cash equivalents                                  $12,206           $6,903
  Short-term investments                                       6,010           14,787
  Accounts receivable - net                                   15,569           15,456
  Inventories                                                 13,284           12,416
  Deferred taxes                                               1,224            1,320
  Prepaid expenses and other                                     219              166
                                                             -------          -------
        Total current assets                                  48,512           51,048


Long-term investments                                          6,833            1,013
Property and equipment - net                                   4,555            4,478
Other assets                                                   2,263            2,506
                                                             -------          -------
                                                             $62,163          $59,045
                                                             =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $2,667           $2,480
  Accrued salaries, wages and related
     liabilities                                               2,356            2,514
  Other accrued liabilities                                      518              739
  Income taxes payable                                           762              405
  Reserve for warranties                                         988              985
  Deferred revenue and customer deposits                         105              142
                                                             -------          -------
    Total current liabilities                                  7,396            7,265


Deferred taxes                                                   440              471
Shareholders' equity:
  Common Stock, $.01 par value.  Authorized 30,000
    shares; issued and outstanding 8,907 at 1997
    and 8,744 at 1996                                             89               87
  Additional paid-in capital                                  35,341           34,363
  Unrealized holding gain on investments                          32               32
  Retained earnings                                           18,847           16,721
  Foreign currency translation adjustment                         18              106
                                                             -------          -------
        Total shareholders' equity                            54,327           51,309
                                                             -------          -------
                                                             $62,163          $59,045
                                                             =======          =======

See accompanying notes to condensed consolidated financial statements




                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                        Nine months ended September 30,
                                                              1997         1996
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $ 2,126      $ 2,233

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,813        1,595
   Amortization of bond premium                                 267          293
   Provision for deferred taxes                                  (9)        (147)
   Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                       (129)       2,263
     Inventories                                               (879)      (2,371)
     Prepaid expenses and other assets                          (11)         124
     Accounts payable and accrued liabilities                   (22)       1,009
     Income taxes payable                                       358         (929)
     Reserve for warranties                                       3          (12)
     Deferred revenue and customer deposits                     (37)           9
                                                            -------      -------
        Net cash provided by operating activities             3,480        4,067

Cash flows from investing activities:
  Purchase of investments                                   (12,024)      (9,674)
  Proceeds from maturity of investments                      14,715       12,534
  Acquisition of property and equipment                      (1,722)      (1,915)
  Acquisition of intangible assets                              (10)        (200)
  Expenditures for software development                          -           (80)
                                                            -------      -------
        Net cash provided by investing activities               959          665

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plans and related tax benefits            888        1,111
  Repurchase of common stock                                     -        (1,042)
  Payments of long-term debt                                     -        (1,882)
                                                            -------      -------
        Net cash provided by financing activities               888       (1,813)
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents           (24)           4
                                                            -------      -------

        Net increase in cash and cash equivalents             5,303        2,923

Cash and cash equivalents at beginning of period              6,903        3,974
                                                            -------      -------
Cash and cash equivalents at end of period                  $12,206      $ 6,897
                                                            =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    -       $   119

  Cash paid for income taxes                                $   295      $ 2,323

Supplemental schedule of noncash transactions:
  Increase in investment in Protocol Medical Systems Ltd.
   due to release of compensatory shares of common
   stock from escrow                                        $    91      $    91

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


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                              September 30,   December 31,
(in thousands)                                   1997            1996
-------------------------------------------------------------------------
Raw materials                                  $ 4,929         $ 4,921
Work in process                                  2,655           2,307
Finished goods                                   3,883           3,396
Demonstration instruments                        1,817           1,792
                                               -------          ------
   Total inventories                           $13,284         $12,416
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                            September 30,     December 31,
(in thousands)                                   1997            1996
-------------------------------------------------------------------------
Equipment                                      $11,364         $10,180
Furniture and fixtures                           1,739           1,419
Leasehold improvements                             670             654
                                                ------          ------
                                                13,773          12,253
Less accumulated depreciation and amortization   9,218           7,775
                                                ------          ------
   Property and equipment - net                $ 4,555         $ 4,478
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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Statement was only recently issued, and the Company has not yet determined the impact of adoption on its disclosure requirements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders.
The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Statement was only recently issued, and the Company has not yet determined the impact of adoption on its disclosure requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of September 30, 1997 with working capital balances of $41.1 million and a current ratio of 6.6:1 as compared to working capital of $43.8 million and a current ratio of 7.0:1 at December 31, 1996. Cash flow from operating activities for the first nine months of 1997 was $3.5 million as compared to cash flow from operating activities of $4.1 million for the first nine months of 1996. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

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

RESULTS OF OPERATIONS

Third Quarter 1997 vs. Third Quarter 1996
-------------------------------------------

Sales. Sales for the third quarter of 1997 increased 6.0% to $17.2 million from $16.2 million for the third quarter of 1996. Acuity system sales increased by $1.2 million or 221.3% as a result of an increase in the number of systems sold as well as higher average selling prices due to an increase in the size and scale of individual system sales. Additionally, sales of the QuikSigns spot-check monitor, accessories, service and Pryon's CO2 monitoring products increased by a total of $1.4 million or 39.3% from the prior year's third quarter. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased $1.5 million or 12.7% from the prior year's third quarter. The decline in instrument sales resulted primarily from decreased unit sales of Propaq monitors and monitor options. Although overall sales of instruments decreased, both unit sales and average selling prices of the Propaq Encore monitor increased from the prior year's third quarter.

Domestic sales increased 27.1% to $11.7 million (68.2% of total sales) in the third quarter of 1997 from $9.2 million (56.8% of total sales) in the third quarter of 1996. The Company attributes this increase primarily to an increase in Acuity system sales as well as Propaq Encore monitors sold with these systems. This increase was partially offset by a reduction in military shipments, which declined to $609,000 in the third quarter of 1997 from $1.6 million in the third quarter of 1996

International sales decreased 35.8% to $3.4 million (19.7% of total sales) in the third quarter of 1997 from $5.3 million (32.5% of total sales) in the third quarter of 1996. The Company attributes the decrease in international sales to soft international market conditions caused largely by a significant strengthening of the U.S. dollar against foreign currencies as well as a decrease in sales to NEC, the Company's exclusive distributor in Japan.

Original equipment manufacturer ("OEM") sales increased to $2.1 million (12.2% of total sales) in the third quarter of 1997 from $1.7 million (10.7% of total sales) in the prior year's third quarter. The increase in OEM sales was primarily the result of an increase in sales of Pryon's CO2 monitoring products in the third quarter of 1997.

Gross profit. As a percentage of sales, gross profit decreased to 52.8% in the third quarter of 1997 from 55.3% in the third quarter of 1996. The decrease in gross profit as a percentage of sales was primarily due to higher sales discounts as well as an increase in the percentage of sales of lower margin products including service, accessories and QuikSigns monitors.

Research and development. Research and development expenses remained steady at $2.2 million in the third quarters of 1997 and 1996. As a percentage of sales, research and development expenses decreased to 13.1% in the third quarter of 1997 from 13.8% in the third quarter of 1996.

Selling, general and administrative. Selling, general and administrative expenses increased 4.3% to $5.3 million in the third quarter of 1997 compared to $5.1 million in the third quarter of 1996 primarily due to higher commissions expense related to the increase in domestic sales. As a percentage of sales, selling, general and administrative expenses decreased to 30.8% in the third quarter of 1997 from 31.3% in the third quarter of 1996.

Acquisition related charges and litigation settlement charges. In the third quarter of 1996, the Company incurred charges of $2.1 million in connection with the acquisition of Pryon. Additionally, the Company incurred charges of $275,000 in the same quarter related to the settlement of litigation regarding the 1991 termination of the Company's former Canadian distributor. No such charges were incurred during the third quarter of 1997.

Other income. Other income increased 13.4% to $291,000 in the third quarter of 1997 from $257,000 in the third quarter of 1996 primarily as a result of an increase in interest income due to higher cash and investment balances in the third quarter of 1997.

Provision for income taxes. The provision for income taxes was $441,000 in the third quarters of both 1997 and 1996. Excluding the effect of non-deductible acquisition related charges, the effective tax rate decreased to 24.3% in the third quarter of 1997 from 27.1% in third quarter of 1996. This decrease was primarily due to the expectation of greater benefits from the extension of the research and experimentation tax credit and the announcement of a state tax rebate credit in the third quarter of 1997.

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996
-----------------------------------------------------------------------------

Sales. Sales for the first nine months of 1997 decreased 6.2% to $46.5 million from $49.5 million for the first nine months of 1996. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased by $5.6 million or 15.6% from the first nine months of the prior year. The decline in these instrument sales resulted from decreased overall unit sales as well as a decrease in average selling prices due to higher sales discounts. Although overall sales of instruments decreased, unit sales of the Propaq Encore monitor increased from the first nine months of the prior year. Sales of OEM products decreased $1.0 million or 13.6% from the first nine months of the prior year primarily due to decreased sales of GenESA devices. These sales reductions were partially offset by increased sales of Acuity systems, accessories, service and the introduction of the QuikSigns spot-check monitor in the first nine months of 1997.

Domestic sales decreased 6.4% to $27.4 million (58.9% of total sales) in the first nine months of 1997 from $29.2 million (59.0% of total sales) in the first nine months of 1996. The Company attributes this decrease primarily to a significant reduction in military shipments, which declined to $2.0 million in the first nine months of 1997 from $7.9 million in the first nine months of 1996. The decrease in military sales was partially offset by an increase in Acuity system sales as well as Propaq Encore monitors sold with these systems.

International sales decreased 1.8% to $12.9 million (27.8% of total sales) in the first nine months of 1997 from $13.1 million (26.5% of total sales) in the first nine months of 1996. The decrease in international sales was driven by decreased sales to NEC, the Company's exclusive distributor in Japan. This decrease was partially offset by strong sales in the European market in the first six months of 1997.

OEM sales decreased 13.6% to $6.2 million (13.3% of total sales) in the first nine months of 1997 from $7.2 million (14.5% of total sales) in the first nine months of 1996. The decrease in OEM sales was primarily the result of a $838,000 decrease in sales of GenESA devices to Gensia, Inc. Gensia began shipments of the GenESA devices to Europe in early 1995 and in the third quarter of 1997 Gensia received clearance from the Food and Drug Administration (FDA) to market the GenESA devices in the United States. Also contributing to the decrease in OEM sales was a slight decrease in sales of Pryon's CO2 monitoring products in the first nine months of 1997 primarily due to reductions in orders from certain of its OEM customers.

Gross profit. As a percentage of sales, gross profit decreased to 50.9% in the first nine months of 1997 from 55.6% in the first nine months of 1996. The decrease in gross profit as a percentage of sales was partially due to increased sales discounts, including discounts related to sales of refurbished instruments and an enterprise-wide upgrade of Massachusetts General Hospital's monitoring systems. As a co-developer of the Company's Acuity central monitoring system, Massachusetts General Hospital had the right to purchase certain monitoring equipment for a small markup over cost. This right expired in October 1997. Gross profit was also negatively impacted by additional warranty expense incurred as a result of the Company's voluntary decision to replace a defective component in certain Propaq Encore monitors in the first nine months of 1997, as well as an increase in the percentage of sales of lower margin products including service, accessories and QuikSign monitors.

Research and development. Research and development expenses decreased 4.7% to $6.4 million in the first nine months of 1997 from $6.7 million in the first nine months of 1996. The decrease in research and development expenses resulted from lower development and testing costs in the first nine months of 1997 primarily related to the Acuity system. In the first quarter of 1996 there were significant development and testing costs for a new release of Acuity system software that was introduced in March 1996. As a percentage of sales, research and development expenses increased to 13.8% in the first nine months of 1997 from 13.6% in the first nine months of 1996.

Selling, general and administrative. Selling, general and administrative expenses decreased 1.0% to $15.2 million in the first nine months of 1997 from $15.3 million in the first nine months of 1996 primarily due to reduced incentive compensation. As a percentage of sales, selling, general and administrative expenses increased to 32.6% in the first nine months of 1997 from 30.9% in the first nine months of 1996.

Acquisition related charges and litigation settlement charges. In the third quarter of 1996, the Company incurred charges of $2.1 million in connection with the acquisition of Pryon. Additionally, the Company incurred charges of $275,000 in the same quarter related to the settlement of litigation regarding the 1991 termination of the Company's former Canadian distributor. No such charges were incurred during 1997.

Other income. Other income increased 5.5% to $803,000 in the first nine months of 1997 from $761,000 in the first nine months of 1996 primarily due to an increase in interest income related to a slightly higher rate of return on investments.

Provision for income taxes. The provision for income taxes decreased to $747,000 in the first nine months of 1997 from $1,646,000 in the first nine months of 1996. Excluding the effect of non-deductible acquisition related charges, the effective tax rate decreased to 26.0% in the first nine months of 1997 from 27.5% in the first nine months of 1996. This decrease was primarily due to the expectation of greater benefits from the extension of the research and experimentation tax credit and the announcement of a state tax rebate credit in the third quarter of 1997.

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

During the quarter ended September 30, 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 1,640 shares of Common Stock were issued at exercise prices ranging from $1.32 to $2.55. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.


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


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: November 12, 1997                            By  /s/ James B. Moon
                                                       ---------------------
                                                       James B. Moon
                                                       President and
                                                       Chief Executive Officer

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer