Form 10-K405
period 1997-12-31
PROTOCOL SYSTEMS INC/NEW
filed 1998-03-31
CIK 883322

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     Form 10-K

     (Mark One)
 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1997

                                      OR

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                      Commission File Number:       0-19943
                                                    -------

                             PROTOCOL SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)

             Oregon                                  93-0913130
 -------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

              8500 SW Creekside Place,   Beaverton, OR      97008
         ----------------------------------------------  ----------
            (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:  (503) 526-8500

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $79,522,281. There were 8,570,993 shares of Common stock of the registrant outstanding at March 23, 1998.


                   Documents Incorporated by Reference
                   -----------------------------------
                                                      Part of Form 10-K Into
           Document                                     Which Incorporated
           --------                                   ----------------------
Portions of the 1998 Proxy Statement                         Part III

                                    PART I

ITEM 1. BUSINESS

GENERAL

Protocol Systems, Inc. was incorporated in Oregon in November 1985, and made its first commercial shipment of patient monitors in February 1988. Since that date, the Company has sold over 46,000 vital signs monitors. In March 1992, the Company completed its initial public offering. The Company's stock trades on the Nasdaq Stock Market under the symbol PCOL.

The Company designs, manufactures and markets patient monitoring instruments and systems utilizing innovative design, advanced software concepts and leading electronic technology. The Company's products are designed to address hospitals' needs for more efficient and flexible utilization of patient monitoring equipment. The Company's Propaq monitors, including the 100 Series Propaq monitors and the Propaq Encore (200 Series) monitors, combine multiple physiologic measurement and display capabilities in a single lightweight, rugged instrument, permitting the use of the monitor in a variety of patient care applications. The Company's Acuity central station further increases monitoring flexibility by allowing a clinician to observe and control up to 60 Propaq monitors from a dedicated Sun Microsystems UNIX-based workstation.

The Company operates in a single industry segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales of the Company's products by geographic region are shown in the notes to the consolidated financial statements.

In 1996 the Company acquired Pryon Corporation ("Pryon"), a supplier of capnography (CO2 monitoring) products to medical instrument manufacturers. Capnography is the measurement and graphical display of carbon dioxide concentration, or partial pressure appearing at a patient's airway. Pryon designs, manufactures and markets both mainstream and sidestream sensors and instrumentation to monitor end-tidal carbon dioxide levels present in the respired breath of critically ill and other patients. This CO2 data, coupled with other clinical signs and information, provides clinicians with a noninvasive means to assess the patient's ventilation, perfusion and circulatory status. Since 1989, Pryon has sold over 30,000 CO2 systems.

MARKET FOR PATIENT MONITORING EQUIPMENT

The 1997 worldwide market for patient monitoring equipment was estimated to be $2.2 billion annually. The principal purchasers of patient monitoring products are hospitals; other customers include outpatient surgery centers, subacute care centers, clinics, physician offices and emergency transportation units.

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

HIGH-END SYSTEMS. High-end systems monitors are normally large, permanently located adjacent to a particular hospital bed and connected to a central monitoring station for observing multiple patients. They are used most often in intensive care units (ICU's) where hospitals care for their more acutely ill patients, maintain the highest nurse-to-patient ratios and provide for constant patient monitoring. The Propaq Encore monitor and the Acuity central station allow the Company to compete in certain segments of the high-end systems market. The neonatal, impedance respiration and 5-lead ECG capabilities of the Propaq Encore monitor and the central monitoring capability of the Acuity central station provide a monitoring system which is suitable to neonatal, pediatric and adult respiratory ICU applications.

LOW-END SYSTEMS. As medical monitoring manufacturers began to network their portable bedside monitors, the low-end systems market segment emerged. These systems allow for cost-effective, continuous monitoring of non-ICU patients. The Company's Acuity central station, with its central monitoring capability, is designed to meet the requirements of this market segment. Subsequent enhancements to the Acuity software, including arrhythmia detection and 96-hour full disclosure capabilities, have expanded the potential applications for the Company's monitoring system.

TELEMETRY SYSTEMS. A telemetry system typically consists of a small unit worn by the patient which transmits ECG data via telemetry to a central monitoring station. They are used in situations, such as post-coronary care, where the patient is allowed freedom of movement as part of the recovery process. The Company's Protocol Cordless-Registered Trademark- monitoring system provides such ECG telemetry monitoring for ambulating patients.

STAND-ALONE MONITORS. This market segment includes stand-alone units which are not connected to a central monitoring station. They are often used in areas such as operating, emergency and recovery rooms as well as labor and delivery units. In these environments, the monitoring needs arise from specific procedures and the care giver is closely involved with the patient. While some stand-alone monitors include multiple physiologic capabilities, many measure only one parameter. The Company's QuikSigns-TM- monitor, introduced in May 1997, is classified as a stand alone monitor.

PRODUCTS

The Company believes that its products presently address approximately $1.4 billion of the $2.2 billion annual worldwide patient vital sign monitoring market. The Company's highly portable multiple-parameter monitors and ECG telemetry transmitters networked to Acuity central workstations allow hospitals to realize the benefits of Flexible Monitoring-TM-. Flexible Monitoring allows hospitals to constantly reconfigure their monitoring capability in order to match vital signs monitoring with patient acuity levels in the most cost-effective way without compromising the quality of patient care.

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

The Company introduced the second generation Propaq monitor, the Propaq Encore, in 1995. The Propaq Encore retains all of the monitoring capabilities and portability of the 100 Series Propaq monitor. In addition, the Propaq Encore monitor provides a brighter, higher resolution display, an enhanced user interface, respiration monitoring using impedance pneumography and diagnostic level 5-lead ECG monitoring capability. Propaq Encore monitors can be configured to monitor neonatal, pediatric or adult patients.

In September 1997 the Company introduced the sidestream Carbon Dioxide (CO2) option for its Propaq Encore monitor. The sidestream CO2 option provides non-invasive vital sign measurements of ETCO2, inspired CO2 and breath rate from non-intubated patients using a technologically-advanced sensor. The Company has offered a mainstream CO2 monitoring option for its Propaq monitors since 1992. Unlike the mainstream option, which places a CO2 sensor directly on the airway of intubated patients, the sidestream option utilizes a simple nasal cannula to monitor CO2 and can be used on non-intubated patients. Shipments of the sidestream CO2 option are expected to begin in the second quarter of 1998.

The Company introduced the Modem Propaq monitor in April 1997. This monitor provides all the functionality of the Propaq 100 series and Propaq Encore monitors and is able to transmit multiple patient vital signs data via a simple telephone modem to the Acuity central station. The Modem propaq gives the health care provider the flexibility to remotely monitor patients located both inside and outside the hospital from a central nursing station.

FLEXIBLE MONITORING SYSTEM. The Flexible Monitoring System is the product of a co-development effort with Massachusetts General Hospital and was introduced by the Company in 1991. The Flexible Monitoring System combines networked Propaq monitors, Modem Propaqs and Protocol Cordless transmitters with a Sun Microsystems, Inc. workstation and proprietary Protocol software to monitor the vital signs of up to 60 patients simultaneously. The Company's software controls the networked Propaq monitors and Protocol Cordless transmitters with an easy-to-understand graphical user interface display on a high-resolution color CRT screen. The Acuity central station utilizes a map to display the physical layout of the individual hospital floor. Remote diagnostic capabilities enable the Company's service and support personnel to evaluate system performance without user interruption and provide timely service response. The Acuity software is available in three languages: English, German and French.

Central station monitoring generally has been limited to intensive care environments in which systems monitors are permanently wired to a central station. Propaq monitors, however, can easily be connected to the Acuity central station as the hospital's needs dictate through the use of a simple snap-in modular plug similar to a telephone jack. The portability of Propaq monitors and ease with which they may be connected to the system reduces the number of monitors the hospital would otherwise need to cover a large number of beds.

The full disclosure software version for the Acuity central station provides the ability to capture and later retrieve each second of patient vital signs data for the previous 96-hour period. The system captures all monitored vital sign parameters for each patient being monitored by compressing the vital sign data and archiving it for later retrieval and analysis.

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

The Company introduced Networked Acuity patient monitoring systems in February 1998. Networked Acuity systems operate as Vital Signs Servers-TM-, each capable of centrally monitoring local and remote groups of patients resident on multiple Networked Acuity systems. These systems, both inside and outside the hospital, connect smaller hospitals or clinics, or floors within a single hospital such as areas outside the ICU, providing a number of benefits to the user. Remote viewing and control of both real-time and historical full disclosure waveform information, for consultation on any patient's vital signs data, is easily accessible from any of the connected Acuity central stations. From admission to discharge, a seamless patient flow record is automatically generated as the patient moves from one Networked Acuity system to another. Furthermore, the Networked Acuity system configured with an additional review station can provide "mission critical" back-up capability to another Networked Acuity system within the enterprise in the event of a hardware failure. The Company expects the Networked Acuity systems will be available for customer shipments in the second quarter of 1998.

In August 1997 the Company introduced ST Segment Analysis software for its Acuity central stations. This software analyzes the ST Segment of a patient's ECG for changes that may indicate myocardial ischemia or injury. The Company expects customer shipments of the product to begin in the second quarter of 1998.

PROTOCOL CORDLESS TELEMETRY SYSTEM. The telemetry option provides wireless communication of ECG signals by radio frequency (RF) waves from a portable transmitter, generally worn by an ambulating patient, to an Acuity central station and/or Propaq monitor.

QUIKSIGNS MONITOR. In May 1997, the Company signed an agreement with Welch Allyn, Inc. under which Welch Allyn manufactures the QuikSigns monitor under the Company's name and provides the Company with exclusive U.S. hospital distribution and marketing rights. The QuikSigns product is a spot-check patient monitor that adds to the breadth of Protocol's product line, and is ideal for gathering routine and procedural vital signs data. The instrument quickly and non-invasively monitors blood pressure, blood oxygen and temperature, and features data storage and printing capabilities.

OEM PRODUCTS. Pryon manufactures solutions for CO2 monitoring applications that include mainstream and sidestream CO2 sensors for OEM applications and stand-alone monitors for both OEM and direct distribution channels. The sidestream CO2 sensor and related hardware and software are used with non-intubated patients in applications such as post-ventilator patient assessment, conscious sedation, acute asthma assessment in the emergency room, assessment of patient conditions on BiPAP and other applications. The mainstream CO2 sensors and related hardware and software are used in hospital venues for intubated patients. Pryon also manufactures a line of consumable products that are used in conjunction with its CO2 sensors.

Pryon manufactures the SC-300 CO2 Monitor, a stand alone instrument containing both mainstream and sidestream CO2 monitoring modalities. A follow-up product, the SC-210 CO2 Monitor, was introduced in 1995. This device utilizes the SC-300 platform and provides sidestream monitoring. Pryon plans to expand its OEM business through the offering of a wider range of technologies currently under development.

MARKETING AND DISTRIBUTION

DOMESTIC. The Company markets its products domestically through both Company-employed sales representatives and independent distributors. Protocol's domestic sales managers supervise the Company's direct sales representatives, independent representatives, and independent distributors, in a defined geographic area. Pryon's SC-210 and SC-300 are sold through independent distributors while their OEM subassemblies and accessories are sold directly to OEM customers. The Company intends to continue to use a combination of direct sales representatives, independent representatives and independent distributors based on the most effective sales approach for each territory.

Protocol's primary market in the United States consists of approximately 6,000 hospitals, where its products are purchased for use in emergency departments, operating rooms, post-anesthesia care units, step-down intensive care units, special procedure rooms such as cardiac catheterization and gastrointestinal endoscopy, labor and delivery, general-care floors, and for transport of patients between departments.

In 1990, the General Services Administration approved the Company's Propaq monitors for purchase by United States government agencies, including the armed forces and Veterans' Administration hospitals. The Company's products were added to the U.S. Government's international supply schedule in 1992. In 1995, the Company received approval from the U. S. Air Force for in-flight use of the 100 Series Propaq monitor. In November 1997, the Propaq Encore was approved for use during all phases of flight on all U.S. Air Force aircraft.

The Company's national accounts managers negotiate and manage the Company's group contracts with organizations such as AmeriNet, University Hospital Consortium (UHC), Kaiser Permanente and others. In 1995, the Company was exclusively awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc., a cooperative of 33 children's hospitals across the U.S. In 1996, Protocol was awarded a sole source contract for non-critical care physiological monitoring by MAGNET, a 948-hospital group purchasing organization (GPO) based in Pennsylvania. A similar sole source renewal was signed with Sisters of the Sorrowful Mother, a major Catholic GPO. In July 1997, the Company was awarded a two-year contract with Shared Services Healthcare, Inc. to offer monitoring products to over 1,000 purchasing affiliates of the group. In February 1998, the Company signed an exclusive 3-year purchasing agreement with American Medical Response, the largest ambulance service and emergency physician practice manager in the U.S. The Company now has group contracts which include more than half of the acute care hospitals in the U.S.

The Company has developed a financial modeling tool called Proforma-TM- to help hopitals evaluate the financial impact of Flexible Monitoring on the institutions. Proforma facilitates sales of Flexible Monitoring systems by helping customers re-engineer the patient flow that can lower patient care costs.

INTERNATIONAL. The Company markets its products internationally through independent distributors covering all major European and Pacific Rim markets and has sold its products in over 90 countries. The agreements with these distributors generally provide the exclusive right to sell the Company's products in a specific geographic area or country subject to certain performance requirements. A team of five international sales managers supervise, assist and train this network of international distributors. International sales through independent distributors are made in U.S. dollars which has helped reduce any foreign currency risk. The Company believes that its ability to provide monitors in English, German, French, Spanish or Japanese is an important international marketing advantage.

In January 1998, the Company formed two wholly owned subsidiaries: Protocol Systems, S.A.R.L. and Protocol Systems, GmbH, operating in France and Germany, respectively. These subsidiaries will provide direct sales and service to France and Germany. Direct international sales are made in the local currency.

OEM. Pryon's marketing strategy is to establish and develop OEM customer relationships with U.S. and international patient monitoring systems manufacturers. Pryon's customers include Nellcor Puritan Bennett, SpaceLabs Medical, Medical Data Electronics, Marquette Electronics, Inc., Datex Engstrom, Hellige GmbH, Nihon Kohden, NEC Medical Equipment, G. Stemple GmbH, and others.

In 1990, the Company entered into a development and supply agreement with Gensia, Inc. This agreement was amended in December 1997. Under this agreement, the Company has developed a closed-loop drug delivery and monitoring device ("GenESA device"). The GenESA device will be used in combination with Gensia's novel drug "Arbutamine" for the diagnosis of coronary artery disease in conjunction with three major diagnostic modalities: electrocardiography (ECG), echocardiography, and radionuclide perfusion imaging. OEM sales of this device to Gensia began in 1994 with delivery of pilot production units. Gensia began shipments of the GenESA device to Europe in early 1995 and received FDA clearance to market the product in the United States in the third quarter of 1997.

CUSTOMER SUPPORT. The Company maintains a technical support group to provide clinical in-service, installation, repair and technical training services in support of both direct and distributor sales. Technical support offices are currently maintained in Beaverton, Oregon, the United Kingdom, Germany and Asia/Pacific (New Zealand). The Company provides maintenance and repair classes for distributors and the biomedical engineering personnel of its hospital customers. In addition, Protocol has developed a "Partners in Care" program designed to provide clinical education and training to customers installing Flexible Monitoring systems. The services of Sun Microsystems and its third-party maintenance affiliates are available to support the Acuity central station. Pryon provides its OEM customers technical support from their offices in Menomonee Falls, Wisconsin.

WARRANTIES. The Company warrants its Propaq products sold in the United States and Canada for three years from the date of original delivery to the ultimate purchaser and for one year if sold outside North America. A 90-day warranty is provided on accessories included with the products at the time of purchase. Sales of the Acuity central stations are warranted for a one-year period. Pryon offers warranties between 9 and 24 months for OEM products and 12 months for stand-alone products. Optional extended warranty contracts are available for all Propaq products and the Acuity central stations.

BACKLOG. The majority of customer orders are filled within 30 days of order receipt. As a result, order backlog is normally less than one to two months' production. Due to these factors, the Company does not believe backlog is an accurate indication of future sales.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts at both the Beaverton, Oregon and Menomonee Falls, Wisconsin locations focus on developing new products and expanding the capabilities of existing products. The Company's research and development staff consists of 89 individuals with collective expertise in analog and digital circuit design, software design, networking and communications, mechanical and packaging design, mathematics, medical and clinical sciences, and optics and display technology. During 1997, 1996 and 1995, research and development expenses, net of reimbursed expenditures, were $8.7 million, $8.7 million and $7.6 million, respectively.

The Company has taken a leadership role in the Andover Working Group (AWG) and CORBAmed, two industry organizations that are dedicated to the goal of interoperability between different hospital computer systems. Using the standards adopted by CORBAmed and AWG, Protocol will be able to transmit Acuity central station data to any system that adheres to the adopted standards and is also programmed to utilize the kind of data the Acuity central station generates. This capability provides a seamless exchange of data between the Flexible Monitoring system and hospital information systems. First demonstrated in October 1996 and February 1997 at industry conferences, the capability is expected to be included in the Acuity System Communications Option (ACO) which is expected to be available for customer shipments in late 1998.

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

The Company typically purchases components pursuant to open purchase orders placed from time to time in the ordinary course of business. In order to reduce the risk of supply interruption, the Company maintains close working relationships with its suppliers and may choose to inventory selected components.

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

The Company's Beaverton, Oregon manufacturing facility received ISO 9001 and EN 46001 certifications in January 1998 for its engineering and design practices, which upgrades the ISO 9002 certification received in 1995 for the production of patient vital signs monitoring systems and closed-loop drug delivery/vital signs monitoring systems for diagnosis. In 1995, the Company successfully completed a combined Premarket Approval (PMA) and Good Manufacturing Practices (GMP) audit by the FDA. The PMA audit centered on the Company's manufacturing process for the GenESA device. The combined audit was completed with no adverse observations and without the issuance of Form 483. In November 1997, Protocol was a recipient of the 1997 Oregon Quality Award which is presented to organizations who demonstrate excellence and achievement in key areas such as customer focus and satisfaction process management, strategic planning and leadership.

Pryon manufactures and assembles its products at its facility in Menomonee Falls, Wisconsin. Pryon has made significant capital and other investments to enhance its manufacturing process and systems including production specific systems, computerized in-process test stations, automatic computerized calibration, specialized test fixtures and an airway adapter test system. In addition, Pryon has made a significant investment in personnel and systems in the areas of quality, regulatory and documentation control. As a result of these efforts, Pryon received ISO 9001 and EN 46001 certifications in November 1995, and achieved self certification status per Annex II of the Medical Device Directive in June 1996. Pryon completed a GMP audit in October 1996. This audit, as well as all previous GMP audits, was completed with no adverse findings and without the issuance of Form 483.

COMPETITION

The patient monitoring products market is intensely competitive and characterized by rapidly evolving technology. Selling its products in multiple market segments, the Company faces a broad range of competitors, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. The Company's principal competitors are Datascope Corporation, Hewlett-Packard Co., Marquette Electronics, Inc., Medical Data Electronics, Inc., Siemens Medical Electronics, and Spacelabs Medical, Inc. Pryon's competitors include Novametrix, Andros and Oridion (formerly Spegas). In addition to the Company's existing competitors, other medical and electronic equipment companies could enter the markets in which the Company competes.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns or has rights to eleven U.S. patents, and has ten U.S. patent applications pending related to the design and manufacture of patient monitoring instruments. The Company owns or has the rights to six foreign patents. The Company also owns eleven U.S. registered trademarks, has four U.S. trademark registration applications pending, owns eight registered trademarks in various countries and has one foreign trademark application pending. In addition, the Company holds copyrights with respect to its proprietary software. Pryon owns or has the rights to two U.S. patents. Although the Company has such proprietary rights, it believes that its success depends more upon the innovative skills and technical competence of its management and employees in responding to customer needs and changing markets than upon ownership of such rights.


GOVERNMENT REGULATION

The manufacture and sale of the Company's products are subject to substantial regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The Company is subject to FDA regulations, standards and procedures with respect to registration of the Company's manufacturing facilities and the manufacture of its medical devices and to periodic FDA inspection for compliance therewith. The FDA also has broad regulatory powers with respect to pre-clinical and clinical testing of new medical devices and the manufacturing, marketing and advertising of medical devices.

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

The Company has received certification that the 100 Series Propaq monitor, the Propaq Encore monitor and the SC-300 and SC-210 stand alone CO2 monitors meet the essential requirements of the Medical Device Directive of the European Union. This certification authorizes the Company to display the CE mark on its monitors and to sell monitors in the various countries of the European Union. Prior to obtaining this certification, the Company was required to obtain product approvals from each of the pertinent regulatory agencies of the individual countries of the European Union.

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

EMPLOYEES

As of December 31, 1997, the Company had 409 employees, including 89 in research and development, 167 in manufacturing, 110 in marketing and sales and 43 in administration. The Company's future success will depend, in part, on its continued ability to attract and retain qualified personnel. None of the Company's employees are represented by collective bargaining groups and the Company considers its relationships with employees to be good.

ITEM 2. PROPERTIES

The Company's principal offices are located in Beaverton, Oregon and Menomonee Falls, Wisconsin. The Company leases approximately 75,000 square feet at the Beaverton, Oregon location under a lease that expires in December 2005. The lease for 26,000 square feet at the Menomonee Falls, Wisconsin facility expires in June 1999. The primary manufacturing, warehousing, research and development, sales, marketing and administrative activities of the Company are conducted from these facilities which are nearly fully utilized and are maintained in good condition. The Company believes that the properties subject to the lease and additional office space available under lease options will be sufficient to accommodate its operations for the near term.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock began trading on the Nasdaq Stock Market under the symbol PCOL on March 24, 1992 following the Company's initial public offering. As of March 23, 1998, there were 170 stockholders of record of Protocol common stock and approximately 3,800 beneficial owners of common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

Following are the range of the high and low sales prices for the Company's common stock as reported by Nasdaq:

1997 -- QUARTER ENDED:                 HIGH      LOW
- ----------------------------        ------    ------

December 31, 1997.................... $12.81    $ 9.88
September 30, 1997...................  12.75      7.63
June 30, 1997........................   8.94      7.00
March 31, 1997.......................  14.50      8.88


1996 -- QUARTER ENDED:                 HIGH      LOW
- ----------------------------        ------    ------

December 31, 1996.................... $15.75    $10.00
September 30, 1996...................  23.25     15.25
June 30, 1996........................  26.38     15.63
March 31, 1996.......................  17.50     10.50


During the fourth quarter of 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 25,250 shares of Common Stock were issued at exercise prices ranging from $1.32 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.















ITEM 6.  SELECTED FINANCIAL DATA



                                             Year Ended December 31,
(in thousands, except
per share amounts)                 1997     1996     1995     1994     1993
---------------------------     -------  -------  -------  -------  --------

OPERATIONS DATA
      Sales                      $64,094  $66,894  $59,602  $48,158  $43,327
      Income from operations       3,316    5,005    6,010    4,098    3,823
      Income before cumulative
        effect of change in
        accounting principle       3,356    4,078    5,398    3,434    2,954
      Net income                   3,356    4,078    5,398    3,434    3,054

PER SHARE DATA
      Basic earnings per share
        before cumulative effect
        of change in accounting
        principle                   $.38     $.47     $.64     $.42     $.37
      Diluted earnings per share
        before cumulative effect
        of change in accounting
        principle                    .36      .44      .60      .40      .34
      Basic earnings per share       .38      .47      .64      .42      .38
      Diluted earnings per share     .36      .44      .60      .40      .36
      Weighted average number of
        shares used in the
        computation of :
         Basic earnings
           per share               8,859    8,672    8,460    8,201    8,070
         Diluted earnings
           per share               9,253    9,373    9,004    8,639    8,573
      Dividends declared              --       --       --       --       --

BALANCE SHEET DATA
      Cash and investments       $25,570  $22,703  $24,267  $23,719  $19,466
      Working capital             42,475   43,783   30,853   33,352   30,399
      Total assets                63,755   59,045   57,220   48,196   42,213
      Long-term debt and capital
        lease obligations,
        excluding current
        maturities                    --       --    1,795      156      387
      Shareholders' equity        55,678   51,309   46,793   39,426   34,733

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis of Results of Operations for 1996 and 1995 has been restated to conform to the 1997 presentation.

1997 COMPARED TO 1996

SALES. Sales decreased 4.2% to $64.1 million in 1997 from $66.9 million in 1996. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased by $5.8 million or 12.4% from 1996. The decline in instrument sales resulted from a decrease in the unit sales of 100 Series Propaq monitors, the older monitor model sold, and higher sales discounts. Sales of the Propaq Encore (200 Series) monitor increased from the prior year in both units and total dollars. Sales of GenESA devices to Gensia Automedics, Inc. decreased $1.8 million or 76.1% in 1997. These decreases were partially offset by an increase in sales of Acuity central stations, service, accessories, and the introduction of the QuikSigns monitor in 1997. Acuity central station sales increased $2.3 million or 86.7% in 1997 as a result of an increase in the number of Acuity central stations sold as well as higher average selling prices due to an increase in the size and scale of individual sales.

Domestic sales, excluding military revenues and Original Equipment Manufacturer (OEM) sales of GenESA devices and Pryon OEM products, increased 19.5% to $34.8 million (54.3% of total sales) in 1997 from $29.2 million (43.6% of total sales) in 1996. The growth in domestic sales was primarily attributable to an increase in the sales of Acuity central stations and related instruments as a result of the growing market acceptance of the Company's Flexible Monitoring concept which enables health care providers to maximize patient monitor utilization and reduce overall monitoring costs.

U.S. military revenues decreased 60.2% to $3.4 million (5.3% of total sales) in 1997 from $8.5 million (12.7% of total sales) in 1996. The Company attributes the decrease in its military revenues in 1997 to the unpredictable size and timing of military patient monitoring equipment procurements.

International sales, excluding international OEM sales of GenESA devices and Pryon OEM products, decreased 8.0% to $17.5 million (27.3% of total sales) in 1997 from $19.0 million (28.5% of total sales) in 1996. This decline in international sales was principally due to the increased strength of the U.S. dollar against foreign currencies and soft economic conditions in international markets, particularly in Europe and Asia.

OEM sales of GenESA devices and Pryon OEM products decreased 17.9% to $8.4 million (13.1% of total sales) in 1997 from $10.2 million (15.2% of total sales) in 1996 due to decreased sales of GenESA devices to Gensia Automedics, Inc. Gensia began shipments of GenESA devices to Europe in early 1995 and in 1997 Gensia received clearance from the Food and Drug Administration (FDA) to market the GenESA device in the United States. As a result of the FDA market clearance the development and supply agreement with Gensia was amended and the Company expects sales to Gensia to increase in 1998.

The Company announced in January 1998 that it expected net income in 1998 to remain relatively flat compared to 1997 as the Company plans to increase its marketing and sales efforts in 1998 by increasing the number of direct sales representatives, clinical applications specialists and field service engineers. Additionally, the Company is establishing direct sales organizations in France and Germany in 1998.

GROSS PROFIT. Gross profit as a percentage of sales decreased from 54.4% in 1996 to 51.3% in 1997. The decrease in gross profit as a percentage of sales was partially due to increased sales discounts, including discounts related to sales of refurbished instruments and an enterprise-wide upgrade of Massachusetts General Hospital's monitoring systems. As a co-developer of the Company's Flexible Monitoring system, Massachusetts General Hospital had the right to purchase certain monitoring equipment for a small markup over cost. This right expired in October 1997. Gross profit was also negatively impacted by additional warranty expenses incurred as a result of the Company's voluntary decision to replace a defective component in certain Propaq Encore monitors in 1997, as well as an increase in the percentage of sales of lower margin products including service, accessories and QuikSigns monitors.

RESEARCH AND DEVELOPMENT. Research and development expenses remained consistent at $8.7 million in 1997 compared to $8.8 million in 1996. As a percentage of sales, research and development expenses were 13.5% in 1997 and 13.1% in 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 3.0% to $20.9 million in 1997 from $20.3 million in 1996. This increase resulted primarily from rising payroll and related costs associated with the growth of the sales organization and higher commission
expense related to the increase in domestic sales.   As a percentage of sales,
selling, general and administrative expenses were 32.6% in 1997 and 30.3% in 1996.

Selling, general and administrative expenses are expected to increase in both total dollars and as a percentage of sales in 1998 as a result of anticipated increases in the number of direct sales representatives and clinical applications specialists employed by the Company and the establishment of direct sales organizations in France and Germany in 1998.

ACQUISITION RELATED AND LITIGATION SETTLEMENT CHARGES. In 1996, the Company incurred expenses of $2.1 million in connection with the acquisition of Pryon. Additionally, the Company incurred $275,000 in expenses in connection with the settlement of litigation regarding the 1991 termination of the Company's
former Canadian distributor.   No such charges were incurred in 1997.

OTHER INCOME. Other income (net) increased to $1.1 million in 1997 from $999,000 in 1996 primarily due to an increase in interest income on higher cash and investments balances as well as a slightly higher rate of return on investments.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $1.0 million in 1997 from $1.9 million in 1996, representing effective tax rates of 23.5% and 32.1%, respectively. The decrease in the effective tax rate resulted primarily from the effect in 1996 of nondeductible charges related to the acquisition of Pryon. Other factors that effect the tax rate comparison include lower 1997 state taxes and increased R&E tax credits created by the extension of the federal credit provisions, offset by greater tax benefits in 1996 of deferred tax valuation reserve adjustments and utilization of net operating loss carryovers.

1996 COMPARED TO 1995

SALES. Sales increased 12.2% to $66.9 million in 1996 from $59.6 million in 1995. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) increased by $7.0 million or 17.6% from 1995. The growth in instrument sales resulted from increased unit sales of monitors and monitor options as well as increased average selling prices for monitors. Average selling prices for monitors rose as unit sales of the Propaq Encore (200 Series) monitor increased and represented a larger percentage of total monitor unit sales. Sales of the Propaq Encore monitor, which carries a higher list price than the Company's 100 Series Propaq monitor, began in June 1995. Increases in the sales of accessories, service, Acuity central stations and GenESA devices also contributed to the growth in total sales.

Domestic sales, excluding military revenues and Original Equipment Manufacturer (OEM) sales of GenESA devices and Pryon OEM products, increased 9.4% to $29.2 million (43.6% of total sales) in 1996 from $26.7 million (44.7% of total sales) in 1995. The growth in domestic sales is primarily due to the increase in sales of the Propaq Encore monitor and the growing market acceptance of the Company's Flexible Monitoring concept which enables hospitals to maximize patient monitor utilization and reduce overall monitoring costs.

U.S. military revenues increased 146.7% to $8.5 million (12.7% of sales) in 1996 from $3.5 million (5.8% of sales) in 1995 due to several large shipments of monitoring equipment made to the U.S. Department of Defense in 1996.

International sales, excluding international OEM sales of GenESA devices and Pryon OEM products, increased 13.3% to $19.0 million (28.5% of total sales) in 1996 from $16.8 million (28.2% of total sales) in 1995. This growth in international sales was principally due to increased sales to the Company's Japanese distributor and increased sales of the Propaq Encore monitor.

OEM sales of GenESA devices and Pryon OEM products decreased 19.7% to $10.2 million (15.2% of total sales) in 1996 from $12.7 million (21.3% of total sales) in 1995. OEM sales by Pryon decreased by $2.7 million or 25.7% due to reductions in orders from two of its largest OEM customers. OEM sales of GenESA devices to Gensia, Inc. increased 9.6% to $2.4 million in 1996 from $2.2 million in 1995, partially offsetting the decrease in Pryon's sales.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company's financial position remained strong as cash and investment balances totaling $25.6 million continued to provide the Company with a substantial source of capital and liquidity. Working capital balances decreased to $42.5 million at December 31, 1997 from $43.8 million at December 31, 1996 primarily due to a shift in the Company's investment portfolio towards long-term investments. The change in the mix of long-term and short-term investments also resulted in a decrease in the current ratio to 6.5:1 at December 31, 1997 from 7.0:1 at December 31, 1996.

Operating activities generated positive cash flows of $4.5 million in 1997 despite an increase in overall inventory balances. Cash of $2.2 million was used for the acquisition of property and equipment in 1997.

No significant commitments for capital expenditures have been entered into as of December 31, 1997. However, in January 1998 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 1,000,000 outstanding shares of the Company's common stock over a 12 month period. As of March 23, 1998, the Company had repurchased 439,000 shares of common stock at a weighted average purchase price of $9.78 per share. Additionally, management will continue to explore opportunities for strategic relationships with other companies and the possible acquisition of technologies or businesses, all of which may require significant future outlays of cash. Management believes that the combination of current cash and investment balances and cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for 1998 and the foreseeable future.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in the Annual Report and from time to time in the Company's Securities and Exchange Commission filings and reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future depending on factors such as increased competition, timing of new product announcements, pricing changes by the Company or its competitors, length of sales cycles, market acceptance or delays in the introduction of new products or enhanced versions of existing products, timing of significant orders, regulatory approval requirements, product mix and economic factors and conditions generally and in the market for the Company's products specifically. In particular, the Company's quarterly operating results have fluctuated as a result of the unpredictable size and timing of military patient monitoring equipment procurements, and seasonal or other changes in customer buying patterns. A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, revenue from quarter to quarter is difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with revenue. Results of operations in any period should not be considered indicative of the result to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. No assurance can be given that the Company will be able to grow in future periods or that its operations will remain profitable.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The Statement establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the statement for the year ended December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders.
The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the statement for the year ended December 31, 1998.

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

Throughout 1997, the Audit Committee of the Board of Directors was composed of two outside directors who were not officers or employees of the Company.
These directors met regularly with management and with the independent auditors to review matters related to accounting, financial reporting and the Company's systems of internal control. The independent auditors have free access to the Audit Committee, without management present, to discuss these matters.




/s/  David F. Bolender
Chief Executive Officer and Chairman of the Board



/s/  James B. Moon
President and Chief Technical Officer



/s/  Craig M. Swanson
Vice-President Finance, Chief Financial Officer and Secretary

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protocol Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Portland, Oregon
January 23, 1998

                                 PROTOCOL SYSTEMS, INC.
                         Consolidated Statements of Operations
                        (in thousands except per share amounts)



                                                   Year ended December 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Sales                                           $64,094    $66,894    $59,602
Cost of sales                                    31,212     30,471     27,793

   Gross profit                                  32,882     36,423     31,809

Operating expenses:
  Research and development expenses               8,675      8,754      7,719
  Selling, general and administrative expenses   20,891     20,292     18,080
  Acquisition related charges                        --      2,097         --
  Litigation settlement charges                      --        275         --
                                                -------    -------    -------
    Total operating expenses                     29,566     31,418     25,799
                                                -------    -------    -------
    Income from operations                        3,316      5,005      6,010

Other income (expense):
  Interest income                                 1,104      1,156      1,164
  Interest expense                                   --       (110)      (186)
  Other                                             (32)       (47)       (62)
                                                -------    -------    -------
                                                  1,072        999        916
                                                -------    -------    -------
  Income before income taxes                      4,388      6,004      6,926

Provision for income taxes (note 9)               1,032      1,926      1,528
                                                -------    -------    -------
    Net income                                  $ 3,356    $ 4,078    $ 5,398
                                                -------    -------    -------
Earnings per share (note 6):
   Basic earnings per share                     $  0.38    $  0.47    $  0.64
                                                -------    -------    -------
   Diluted earnings per share                   $  0.36    $  0.44    $  0.60
                                                -------    -------    -------
Weighted average number of shares
  used in the computation of:
   Basic earnings per share                       8,859      8,672      8,460
   Diluted earnings per share                     9,253      9,373      9,004

See accompanying notes to consolidated financial statements.

                             PROTOCOL SYSTEMS, INC.
                          Consolidated Balance Sheets
                                (in thousands)



                                                           December 31,
                                                      ---------------------
ASSETS                                                  1997         1996
                                                      --------     --------
Current assets:
  Cash and cash equivalents                           $12,257      $ 6,903
  Short-term investments (note 3)                       6,524       14,787
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $358 and $252 at 1997 and 1996, respectively  15,746       14,923
    Other                                                 360          533
  Inventories (note 2)                                 13,507       12,416
  Deferred income taxes (note 9)                        1,474        1,320
  Prepaid expenses and other                              276          166
                                                      -------      -------
        Total current assets                           50,144       51,048

Long-term investments (note 3)                          6,789        1,013
Property and equipment, at cost
  Equipment                                            11,732       10,180
  Furniture and fixtures                                1,757        1,419
  Leasehold improvements                                  683          654
                                                      -------      -------
                                                       14,172       12,253
  Less accumulated depreciation and amortization        9,597        7,775
                                                      -------      -------
      Net property and equipment                        4,575        4,478

Software development costs                                271          446
Other assets                                            1,976        2,060
                                                      -------      -------
                                                      $63,755      $59,045
                                                      -------      -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 2,806      $ 2,480
  Accrued salaries, wages and related liabilities       2,375        2,514
  Other accrued liabilities                               606          739
  Income taxes payable                                    676          405
  Reserve for warranties                                1,084          985
  Deferred revenue and customer deposits                  122          142
                                                      -------      -------
    Total current liabilities                           7,669        7,265

Deferred income taxes (note 9)                            408          471

Commitments (note 8)                                       --           --

Shareholders' equity (note 4):
   Preferred stock, $.01 par value.  Authorized
     10,000 shares; 0 shares issued and
      outstanding at 1997 and 1996                         --           --
   Common stock, $.01 par value.  Authorized
     30,000 shares; issued and outstanding
      8,935 at 1997 and 8,744 at 1996                      89           87
  Additional paid-in capital                           35,414       34,363
  Unrealized holding gain on investments (note 3)          33           32
  Retained earnings                                    20,077       16,721
  Foreign currency translation adjustment                  65          106
                                                      -------      -------
        Total shareholders' equity                     55,678       51,309
                                                      -------      -------
                                                      $63,755      $59,045
                                                      -------      -------

See accompanying notes to consolidated financial statements.

                                  PROTOCOL SYSTEMS, INC.
                       Consolidated Statements of Shareholders' Equity
                                     (in thousands)

                                                                      Foreign     Total
                    Common stock   Additional  Unrealized            currency     share-
                  -----------------  paid-in     holding    Retained translation holders'
                  Shares  Par value  capital    gain (loss) earnings adjustment   equity
                  ------  --------- ---------  -----------  -------- ----------- ---------
Balance at
 December 31, 1994 8,312     $83     $32,332      ($233)     $7,245      $ --     $39,427
Common stock
 issued under
  stock purchase
   and stock
    option plans     155       2         678         --          --        --         680
Tax benefit from
 stock option
  incentive plans     --      --         191         --          --        --         191
Common stock issued
 for purchase of
  subsidiary         145       1         851         --          --        --         852
Unrealized holding
 gain on
  investments
   (note 3)           --      --          --        279          --        --         279
Net income            --      --          --         --       5,398        --       5,398
Foreign currency
 translation
  adjustment          --      --          --         --          --       (34)        (34)
                  ------  --------- ---------  -----------  -------- ----------- ---------
Balance at
 December 31, 1995 8,612      86      34,052         46      12,643       (34)     46,793
Common stock
 issued under
  stock purchase
   and stock
    option plans     189       2         948         --          --        --         950
Tax benefit from
 stock option
  incentive plans     --      --         531         --          --        --         531
Vesting of shares
 issued for
  purchase of
   subsidiary         --      --          92         --          --        --          92
Repurchase of
 common stock        (57)     (1)     (1,260)        --          --        --      (1,261)
Unrealized holding
 loss on
  investments
   (note 3)           --      --          --        (14)         --        --         (14)
Net income            --      --          --         --       4,078        --       4,078
Foreign currency
 translation
  adjustment          --      --          --         --          --       140         140
                  ------  --------- ---------  -----------  -------- ----------- ---------
Balance at
 December 31, 1996 8,744      87      34,363         32      16,721       106      51,309
Common stock
 issued under
  stock purchase
   and stock
    option plans     191       2         879         --          --        --         881
Tax benefit from
 stock option
   incentive plans    --      --          81         --          --        --          81
Vesting of shares
 issued for
  purchase of
   subsidiary         --      --          91         --          --        --          91
Unrealized holding
 gain on
  investments
   (note 3)           --      --          --          1          --        --           1
Net income            --      --          --         --       3,356        --       3,356
Foreign currency
 translation
  adjustment          --      --          --         --          --       (41)        (41)
                  ------  --------- --------- ------------  -------- ----------- ---------
Balance at
 December 31, 1997 8,935     $89     $35,414        $33     $20,077       $65     $55,678
                  ------  --------- --------- ------------  -------- ----------- ---------

See accompanying notes to consolidated financial statements.

                                 PROTOCOL SYSTEMS, INC.
                         Consolidated Statements of Cash Flows
                                    (in thousands)


                                                               Year ended December 31,
                                                         -------------------------------
                                                            1997        1996       1995
                                                         -------------------------------
Cash flows from operating activities:
  Net income                                             $ 3,356      $4,078      $5,398

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          2,365       2,196       1,802
    Amortization of bond premium                             312         398         240
    Provision for deferred income taxes                     (250)       (125)       (390)
    Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                 (653)         34      (4,299)
        Inventories                                       (1,098)     (2,530)     (1,886)
        Prepaid expenses and other assets                   (130)        148         201
        Accounts payable and accrued expenses                199         142         428
        Income taxes payable                                 271        (845)        471
        Reserve for warranties                                99         (70)         75
        Deferred revenue and customer deposits               (20)         (6)        (59)
                                                         --------    --------     -------
        Net cash provided by operating activities          4,451       3,420       1,981

Cash flows from investing activities:
  Purchase of investments                                (14,539)     (9,683)     (25,498)
  Proceeds from maturity of investments                   16,715      13,764       22,966
  Acquisition of property and equipment                   (2,198)     (2,528)      (2,228)
  Expenditures for software development                      (26)       (205)        (131)
  Acquisition of intangible assets                           (10)       (200)          --
  Cash paid for acquisition of subsidiary, net
    of cash acquired                                          --          --         (237)
                                                         --------    --------     --------
        Net cash provided by (used in) investing
          activities                                         (58)      1,148       (5,128)

Cash flows from financing activities:
  Proceeds from stock option and stock purchase plans
     and related tax benefits                                962       1,481          871
  Repurchase of  common stock                                 --      (1,261)          --
  Proceeds from long-term debt                                --         --         1,831
  Principal payments on long-term debt                        --      (1,894)      (1,571)
                                                         --------    --------     --------
        Net cash provided by (used in) financing
          activities                                         962      (1,674)       1,131

Effect of exchange rates on cash and cash equivalents         (1)         35           (6)
                                                         --------    --------     --------
        Net increase (decrease) in cash and
          cash equivalents                                 5,354       2,929       (2,022)

Cash and cash equivalents at beginning of year             6,903       3,974        5,996
                                                         --------    --------     --------
Cash and cash equivalents at end of year                 $12,257      $6,903       $3,974
                                                         --------    --------     --------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                     --       $  119       $  179
                                                         --------    --------     --------
  Cash paid for income taxes                             $   933      $2,364       $1,255
                                                         --------    --------     --------

Supplemental schedule of noncash financing activities:
  Increase in investment in Protocol Medical Systems,
    Ltd. due to release of compensatory shares of
    common stock from escrow                             $    91      $   92
  Fair value of net assets of subsidiary, consisting
    primarily of intangible technology assets,
    acquired by issuance of common stock and
    liabilities incurred                                                           $  754

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

Short-term investments consist of highly liquid securities with maturities of less than one year. Long-term investments consist of highly-rated notes and bonds from a variety of issuers with maturities of greater than one year and less than two years.

INVENTORIES
Inventories consist primarily of raw materials, work in process, finished goods and demonstration instruments and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis (FIFO).

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over a period of five years or the life of the lease, whichever is shorter. Depreciation expense, including amortization of capital leases, totaled $2,058,000, $1,860,000, and $1,467,000 for 1997, 1996, and
1995, respectively.

SOFTWARE DEVELOPMENT COSTS
The Company capitalizes certain software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards No. 86. These capitalized costs are amortized using the straight-line method over the estimated economic life of the software, which is not anticipated to exceed three years. The Company capitalized software development costs of $26,000, $205,000, and $131,000 in 1997, 1996, and 1995, respectively.

Amortization expense related to capitalized software development costs of $202,000, $244,000, and $276,000 was recorded in 1997, 1996, and 1995, respectively. Amortization of capitalized software costs is included in cost of sales in the consolidated statements of operations. Accumulated amortization at December 31, 1997 and 1996 was $1,314,000 and $1,112,000,
respectively.

INTANGIBLE ASSETS
Intangible assets, which are classified as other non-current assets, are stated at historical cost less accumulated amortization. The Company's intangible assets include purchased intangible assets of $350,000 consisting of $150,000 of patents and an engineering software license of $200,000. The patents are amortized using the straight-line method over their estimated economic lives of ten years. Amortization of the engineering software license will commence upon the initial sale of the related product. Accumulated amortization of these assets was $50,000 at December 31, 1997.

The Company acquired the technology rights to the Universal Defibrillator Module (UDM), a compact, lightweight, microprocessor-based system, through its acquisition in 1995 of Protocol Medical Systems Limited, formerly Omeara Limited. The total value assigned to this asset at time of purchase was $1,560,000. Amortization of this asset will commence upon the initial sale of a combined monitor/defibrillator product.

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

BASIC AND DILUTED EARNINGS PER SHARE
During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share." In accordance with the requirements of SFAS 128 both basic earnings per share and diluted earnings per share are presented. Basic earnings per share is computed using the weighted average number of common shares outstanding and diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

FINANCIAL INSTRUMENTS
The recorded amount of financial instruments approximates the fair market value.

USE OF ESTIMATES
These consolidated financial statements were prepared by management in conformity with generally accepted accounting principles and necessarily include amounts which are based on management's best estimates and judgment. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain reclassifications have been made to the consolidated financial statements for 1996 and 1995 to conform to the 1997 presentation.

STOCK-BASED COMPENSATION PLANS
Prior to 1996, the Company accounted for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense would be recorded on the date of grant of an option only if the current market price of the underlying stock exceeded the exercise price under the option. Effective in 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the provisions of APB No. 25 to its plans covering employees and non-employee directors, and to provide pro-forma disclosures of the effects of SFAS No. 123 on net income and earnings per share.


NOTE 2.  INVENTORIES


The components of inventories are as follows:
(in thousands)                                              1997      1996
                                                          -------   -------
Raw materials                                             $ 5,521   $ 4,921
Work in process                                             2,460     2,307
Finished goods                                              3,569     3,396
Demonstration instruments                                   1,957     1,792
                                                          -------   -------
     Total inventories                                    $13,507   $12,416
                                                          -------   -------

NOTE 3.  INVESTMENTS

At December 31, 1997, the fair market value of short-term and long-term investments was $13,313,000 while short-term and long-term investments stated at amortized cost were $13,280,000 resulting in an unrealized holding gain of $33,000. At December 31, 1996, the fair market value of short-term and long-term investments was $15,800,000 while short-term and long-term investments stated at amortized cost were $15,768,000 resulting in an unrealized holding gain of $32,000. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity until realized.


NOTE 4.  SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. At December 31, 1997, no preferred shares were issued; however, 100,000 shares of Series D Junior Participating Preferred Stock had been designated and reserved. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

COMMON STOCK OPTIONS
Pursuant to the Company's 1987 and 1992 stock option plans, the Board of Directors has the authority to grant incentive stock options. The incentive stock options generally vest at a rate of 25% per year, with the Board having authority to accelerate the vesting schedules. The options expire ten years from the date of grant. The incentive stock option price is determined by the Board of Directors, but may not be less than the fair market value of the Company's common stock on the date of grant.

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

As of December 31, 1997, there were 203,113 stock options available for grant under the 1992 option plan, 257,000 non-statutory stock options available for grant under the 1993 option plan for non-employee directors and no stock options available for grant under the 1987 option plan. The Company has reserved 1,837,736 shares of common stock for future issuance pursuant to these plans.

The following is a summary of option activity under the Company's option plans:


                                        INCENTIVE               NON-STATUTORY
                                      STOCK OPTIONS             STOCK OPTIONS
                                 ------------------------   -----------------------
                                    NUMBER       PRICE        NUMBER       PRICE
                                  OF SHARES    PER SHARE    OF SHARES    PER SHARE
                                 ----------  ------------   --------- -------------
Outstanding at December 31, 1994   951,415   $ .35 -11.00     72,773  $7.25 -11.00
      Exercised                    (97,866)   1.32 -11.00    ( 7,000)         7.25
      Cancelled                    (37,399)   2.55 -12.00         --            --
      Granted                      182,188    1.06 -12.00     12,000          9.75
                                 ----------  ------------   --------- -------------
Outstanding at December 31, 1995   998,338     .35 -12.00     77,773   7.25 -11.00
      Exercised                   (123,871)    .35 -11.50    (19,000)  7.25 - 9.75
      Cancelled                    (33,277)    .89 -26.00         --            --
      Granted                      381,788   10.50 -26.00     77,552  12.13 -18.75
                                 ----------  ------------   --------- -------------
Outstanding at December 31, 1996 1,222,978     .35 -26.00    136,325   7.25 -18.75
      Exercised                   (108,408)    .35 -10.75         --            --
      Cancelled                   (408,426)    .89 -26.00         --            --
      Granted                      504,404    7.00 -13.75     30,750   8.00 -13.75
                                 ----------  ------------   --------- -------------
Outstanding at December 31, 1997 1,210,548   $ .35 -20.75    167,075  $7.25- 18.75
                                 ----------  ------------   --------- -------------

There were 617,438 and 634,803 incentive stock options and 107,461 and 59,807 non-statutory stock options exercisable at December 31, 1997 and 1996, respectively.

SHAREHOLDER RIGHTS PLAN
In March 1992, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock, par value $.01 per share, at an exercise price of $40, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 20% or more of the Company's outstanding common shares. Subject to the terms of the shareholder rights plan and upon the occurrence of certain events, each right would entitle the holder to purchase common shares of the Company, or of an acquiring company in certain circumstances, having a market value of two times the exercise price of the right. The rights expire in March 2002, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

EMPLOYEE STOCK PURCHASE PLAN
On May 19, 1994, the Company's shareholders approved the 1994 Employee Stock Purchase Plan. Pursuant to this plan, employees of the Company may elect to accumulate funds of up to 10% of their cash compensation via payroll deduction to purchase shares of the Company's common stock. Under the plan, 91,736, 45,972, and 50,295 shares of common stock were issued in 1997, 1996, and 1995, respectively. The Company has reserved 86,523 shares of common stock for future issuance under this plan.

NOTE 5.  STOCK-BASED COMPENSATION PLANS

At December 31, 1997, the Company had four plans providing for stock compensation; three fixed option plans under which options are granted to acquire company stock at exercise prices equal to 100% of the fair value of the stock as of the date the option is granted, and an employee stock purchase plan, which provides for six-month enrollment periods under which shares may be purchased at 85% of the lesser of the fair value at the beginning or end of the enrollment period.

The Company applies APB No. 25 in accounting for these plans and, accordingly, no compensation cost has been recognized with respect thereto. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts shown in the following table:

                                                 1997      1996      1995
                                               -------    ------    ------
Net income (in thousands)    As reported        $3,356    $4,078    $5,398
                             Pro forma          $1,811    $3,155    $5,086

Basic earnings per share     As reported        $ 0.38    $ 0.47    $ 0.64
                             Proforma           $ 0.20    $ 0.36    $ 0.60

Diluted earnings per share   As reported        $ 0.36    $ 0.44    $ 0.60
                             Proforma           $ 0.20    $ 0.35    $ 0.57

The pro forma information presented above includes only the effects of applying SFAS No. 123 to options granted in 1997, 1996 and 1995. Because options generally vest over a number of years and additional awards are made each year, the pro forma 1997, 1996 and 1995 amounts are not representative of the effect SFAS No. 123 would have had on net income and earnings per share had it been applied to options granted prior to 1995. The resulting pro forma compensation costs may not be representative of that expected in future years.

The fair value of compensation cost reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the following weighted-average assumptions: (1) risk-free interest rate: 1997 - 6.18%; 1996
- 6.14%; 1995 - 6.59%; (2) expected life of option - 5 years; (3) expected volatility - .60; and (4) expected dividends - 0%.

Information with respect to the Company's fixed option plans for 1997, 1996 and 1995 is provided below:

                                                        Weighted-average
                               Number of shares     exercise price per share
                               ----------------     ------------------------
Balance at December 31, 1994     1,024,188                   $ 5.21
     Granted                       194,188                     9.27
     Exercised                    (104,866)                    3.17
     Cancelled                     (37,399)                    7.79
     Expired                            --                       --
                                 ---------                   -------
Balance at December 31, 1995     1,076,111                     6.01
     Granted                       459,340                    14.64
     Exercised                    (142,871)                    3.49
     Cancelled                     (33,277)                   14.66
     Expired                            --                       --
                                 ---------                   -------
Balance at December 31, 1996     1,359,303                   $ 8.51
     Granted                       535,154                     8.38
     Exercised                    (108,408)                    2.02
     Cancelled                    (408,426)                   12.93
     Expired                            --                       --
                                 ---------                   -------
Balance at December 31, 1997     1,377,623                   $ 7.66
                                 ---------                   -------

The weighted-average grant date fair value of options granted during 1997, 1996, and 1995 was $4.80, $8.33 and $5.38, respectively. Additional information regarding options as of December 31, 1997 is as follows:


                     Options outstanding              Options exercisable
------------- -------------------------------------  ------------------------
                            Weighted-     Weighted-                 Weighted-
  Range of                   average       average                   average
  exercise       Number     remaining      exercise      Number     exercise
   prices     outstanding      life          price     exercisable    price
------------- -------------------------------------  ------------------------
$ 0.35-$ 6.00    369,508    3.90 years     $ 3.47       358,464      $ 3.42
  6.25-  7.75    500,949    8.50 years       7.02       123,325        7.09
  7.88- 12.00    275,316    6.82 years       9.36       182,406        9.09
 12.00- 20.75    231,850    8.61 years      13.73        60,704       14.24
------------- -----------  -----------     -------   -----------     --------
$ 0.35-$20.75  1,377,623    6.95 years     $ 7.66       724,899      $ 6.37
------------- -----------  -----------     -------   -----------     --------

STOCK OPTION REPRICING
In June 1997, the Compensation Committee of the Board of Directors adopted a resolution to offer employees (other than officers and directors) holding incentive stock options from the 1987 and 1992 stock option plans the opportunity to exchange their existing stock options for new incentive stock options. The exchange allowed employees to receive options for the same number of shares at an exercise price of $7.00 per share, the then current market price. The new options vest at a rate of 25% per year. The offer was made because the Board of Directors believes lower-priced options provide a greater retention advantage and incentive to key employees. Option holders elected to exchange options covering 351,744 shares, with an average original exercise price of $13.13 per share.

NOTE 6.  EARNINGS PER SHARE

A reconciliation of the numerator and denominator between basic and diluted earnings per share calculations for 1997, 1996 and 1995 is as follows:


(in thousands except                       Weighted Average
per share amounts)        Net Income       Number of Shares     Per Share
                          (numerator)        (denominator)       Amounts
                          -----------      -----------------    ---------
1997
----
Basic earnings per share     $3,356              8,859            $0.38
                                                                  -----
Effect of dilutive stock
  options                        --                394
                             ------              -----
Diluted earnings per share   $3,356              9,253            $0.36
                                                                  -----

1996
----
Basic earnings per share     $4,078                8,672           $0.47
                                                                   -----
Effect of dilutive stock
  options                        --                  701
                             ------                -----
Diluted earnings per share   $4,078                9,373           $0.44
                                                                   -----

1995
Basic earnings per share     $5,398                8,460           $0.64
                                                                   -----
Effect of dilutive stock
  options                        --                  544
                             ------                -----
Diluted earnings per share   $5,398                9,004           $0.60
                                                                   -----

The number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the shares were 414,000, 54,000, and 31,000 for 1997, 1996, and 1995, respectively.

NOTE 7.  SUBSEQUENT EVENT

On January 7, 1998, the Board of Directors adopted a resolution that authorizes the repurchase of up to 1,000,000 shares of the Company's currently outstanding shares of common stock over a 12 month period. The stock repurchases will be effected through open market purchases, privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934. As of March 23, 1998, the Company had repurchased 439,000 shares of common stock at an weighted average purchase price of $9.78 per share.


NOTE 8.  LEASES

The Company leases its primary office and manufacturing facilities under long-term operating leases which expire in December 2005 for the Beaverton, Oregon facility and June 1999 for the Menomonee Falls, Wisconsin facility. Other operating leases have been entered into in connection with the lease of additional office space and capital equipment. Minimum future rental payments under all operating leases are as follows:


             Year ending
             December 31,                         (in thousands)
             -----------                          --------------
                1998                                  $  869
                1999                                     992
                2000                                   1,107
                2001                                   1,158
                2002                                   1,120
                Thereafter                             3,639
                                                      ------
                 Total future minimum lease payments  $8,885
                                                      ------

Total rental expense for all operating leases was $767,000, $868,000, and $512,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


NOTE 9.  INCOME TAXES

The provision for income taxes consists of the following:


(in thousands)                               1997       1996        1995
                                            -----       -----       -----
Current:
     Federal                                $1,080      $1,707      $1,625
     Foreign                                     4          28          19
     State                                     198         316         274
                                            ------      ------      ------
                                             1,282       2,051       1,918
Deferred:
     Federal                                  (156)        (85)       (297)
     Foreign                                   (65)        (51)        (71)
     State                                     (29)         11         (22)
                                            ------      ------       ------
                                              (250)       (125)       (390)
                                            ------      ------       ------
          Total                             $1,032      $1,926      $1,528
                                            ------      ------       ------


A reconciliation showing the reasons for the difference between the Company's effective tax rate and the statutory Federal income tax rate of 34% is as follows:

                                             1997       1996        1995
                                            -----      -----       -----
Federal statutory rate                       34.0%      34.0%       34.0%
State taxes, net of federal benefit           2.5        4.0         3.5
Research and experimentation credits         (7.6)      (3.4)       (2.4)
Tax benefit of foreign sales corporation     (2.3)      (3.3)       (2.4)
Tax benefit of exempt interest income        (5.6)      (4.4)       (4.0)
Decrease in valuation allowance                --       (2.7)       (1.9)
Net operating loss carryovers utilized         --       (3.0)       (4.4)
Non-deductible acquisition related charges     --       11.3          --
Other, net                                    2.5        (.4)        (.3)
                                            -----      -----       -----
Effective tax rate                           23.5%      32.1%       22.1%
                                            -----      -----       -----

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


(in thousands)
                                                    1997            1996
                                                    -----           -----
Deferred tax assets:
   Reserve for warranties                           $ 419           $ 380
   Inventory valuation adjustments                    615             482
   Accrued vacation                                   213             216
   Allowance for doubtful accounts                    138              97
   Net operating loss carryovers                      422             330
   Federal and state tax credit carryovers            414             392
   Other                                              330             401
                                                    -----           -----
  Gross deferred tax assets                         2,551           2,298
      Valuation allowance                            (987)           (878)
                                                    -----           -----
      Deferred tax assets                           1,564           1,420
Deferred tax liabilities:
   Depreciation                                       (65)            (67)
   Intangible technology rights                      (405)           (446)
   Software development costs                         (28)            (58)
                                                    -----            -----
      Deferred tax liabilities                       (498)           (571)
                                                    -----            -----
Net deferred taxes                                 $1,066            $849
                                                    -----            -----

Net current deferred taxes - asset                 $1,474          $1,320
Net long-term deferred taxes - liability            ($408)          ($471)

The Company has established a valuation allowance for certain deferred tax assets of $987,000 at December 31, 1997. The valuation allowance was $878,000 and $1,223,000 at December 31, 1996 and 1995, respectively. The $109,000 increase to the valuation allowance recorded in 1997 related to the adjustment of fully reserved net operating loss and federal and state tax credit carryovers.

Tax benefits of $81,000, $531,000, and $191,000 relating to the Company's stock option incentive plans were credited directly to shareholders' equity in 1997, 1996, and 1995, respectively.

At December 31, 1997, the Company had available federal net operating loss carryovers of $947,000 which expire in 2009 and state net operating loss carryovers of $1,927,000 which expire in the years 2007 through 2009. The Company also had available federal and state research and experimentation tax credit carryovers of $289,000 and $104,000, respectively, expiring in the years 2003 through 2010.


NOTE 10.  DEVELOPMENT AGREEMENTS

In April 1990, the Company entered into a collaborative research and license agreement with Massachusetts General Hospital to design a multiple-patient Flexible Monitoring system, which consists of an Acuity central station connected with Propaq monitors. Under the terms of this agreement, the Company provided discounts on certain equipment purchased by the hospital in recognition of consultation services performed by key hospital personnel in connection with the development of the Flexible Monitoring system. Discounts totaled approximately $331,000, $124,000, and $201,000, in 1997, 1996, and
1995, respectively. In addition, royalties were paid to the hospital based upon a percentage of the Company's net sales of the Acuity central stations and related products to other customers. Royalties paid were not material. This agreement expired in October 1997.


NOTE 11.  INDUSTRY AND GEOGRAPHIC INFORMATION

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


(in thousands)                              1997        1996        1995
                                          -------     -------     -------
United States                             $45,365     $41,588     $40,080
Europe                                     11,359      14,938      11,481
Asia and Pacific Rim                        4,998       7,836       6,166
Other                                       2,372       2,532       1,875
                                          -------     -------     -------
Total Sales                               $64,094     $66,894     $59,602
                                          -------     -------     -------


NOTE 12.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


(in thousands except common stock                   Quarters ended
   prices and per share amounts)   ------------------------------------------------
                                    March 31    June 30  September 30  December 31
                                   ---------   --------  ------------  ------------
1997
Sales                              $13,193      $16,110      $17,158      $17,633
Gross profit                         6,496        8,077        9,063        9,246
Income (loss) from operations         (153)         696        1,527        1,246
Net income                              55          694        1,377        1,230
Basic earnings per share               .01          .08          .15          .14
Diluted earnings per share             .01          .08          .15          .13
Weighted average number of shares
 used in the computation of:
  Basic earnings per share           8,780        8,846        8,888        8,920
  Diluted earnings per share         9,202        9,102        9,337        9,387

Common stock prices:
  High                              $14.50        $8.94       $12.75       $12.81
  Low                                 8.88         7.00         7.63         9.88

1996
Sales                              $16,239      $17,097      $16,193      $17,365
Gross profit                         8,883        9,691        8,954        8,895
Income (loss) from operations        1,880        1,964         (726)       1,887
Net income (loss)                    1,553        1,591         (910)       1,844
Basic earnings (loss) per share        .18          .18         (.10)         .21
Diluted earnings (loss) per share      .17          .17         (.10)         .20
Weighted average number of shares
 used in the computation of:
  Basic earnings per share           8,630        8,660        8,680        8,720
  Diluted earnings per share         9,273        9,508        8,680        9,223

Common stock prices:
  High                              $17.50       $26.38       $23.25       $15.75
  Low                                10.50        15.63        15.25        10.00

The Company's common stock began trading on the Nasdaq Stock Market under the symbol PCOL on March 24, 1992 following the Company's initial public offering. The above quoted market prices represent the high and low closing sale prices as reported by Nasdaq for the periods indicated. As of March 23, 1998, there were 170 shareholders of record of Protocol common stock and approximately 3,800 beneficial owners of common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Directors is included under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned By Management and Principal Shareholders" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The following financial statements listed are included on pages indicated in the Company's 1997 Annual Report to Shareholders:

                                                                           Page #
                                                                           ------
           Report of Management                                               20

           Report of Independent Accountants for the fiscal years ended
              December 31, 1997 and 1996                                      20

           Consolidated Statements of Operations - Years ended December 31,
               1997, 1996 and 1995                                            21

           Consolidated Balance Sheets - As of December 31, 1997 and 1996     22

           Consolidated Statements of Stockholders' Equity - Years ended
              December 31, 1997, 1996 and 1995                                23

           Consolidated Statements of Cash Flows - Years ended
               December 31, 1997, 1996 and 1995                               24

(A) (2) FINANCIAL STATEMENT SCHEDULE

           Schedule II - Valuation and Qualifying Accounts                   S-1

           Report of Independent Accountants on Financial Statement
               Schedules                                                     S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(A) (3) EXHIBITS


Exhibit
Number                            Description
-------                           -----------
  2.0  Agreement and Plan of Merger dated as of February 20, 1996 Among Protocol
       Systems, Inc., Protocol Merger Corporation and Pryon Corporation.****
  3.1  Fourth Restated Articles of Incorporation of Protocol Systems, Inc.  *
  3.2  Restated Bylaws of Protocol Systems, Inc.  *
  4.0  Rights Agreement dated March 20, 1992 between Protocol Systems, Inc. and
       First Interstate Bank of Oregon, N.A.  *
 10.1  Distribution Agreement dated February 7, 1989 between Protocol Systems, Inc.
       and Siemens Medical Electronics, Inc.  *
 10.2  Renewal of Distribution Agreement dated July 19, 1991 between Protocol
       Systems, Inc. and Siemens Medical Electronics, Inc.  *
 10.3  Original Equipment Manufacturer Agreement for Purchase and Sale of Pulse
       Oximeter Modules dated October 23, 1989 between Protocol Systems, Inc. and
       Nellcor, Incorporated, and addendum thereto dated January 21, 1992.  *
 10.4  Development and Supply Agreement dated January 26, 1990 between Protocol
       Systems, Inc. and Gensia Pharmaceuticals, Inc.  *
 10.5  Collaborative Research and License Agreement dated April 1, 1990 between
       Protocol Systems, Inc. and the General Hospital Corporation (Massachusetts
       General Hospital).  *
 10.6  Form of Indemnity Agreements between Protocol Systems, Inc. and its
       Executive Officers and Directors.  *
 10.7  Protocol Systems, Inc. 1987 Key Employee's Incentive Stock Option Plan, as
       amended on January 21, 1992.  *
 10.8  Protocol Systems, Inc. 1987 Non-Statutory Stock Option Plan, as amended on
       January 21, 1992.  *
 10.9  Protocol Systems, Inc. 1992 Stock Incentive Plan as amended on January 24,
       1995.  ****
 10.10 Business Park Lease dated October 26, 1990 By and Among Protocol Systems,
       Inc., Koll-Copley Partners and Petula Associates and amendments thereto dated October 16,1991 and November 6, 1991.  *
 10.11 Amendment to Business Park Lease between Protocol Systems, Inc., Koll-Copley
       Partners and Petula Associates dated October 6, 1993.  ***
 10.12 Amendment to Original Equipment Manufacturer Agreement for Purchase and Sale
       of Pulse Oximeter Modules dated February 25, 1993 between Protocol Systems,
       Inc. and Nellcor, Incorporated.  ***
 10.13 Protocol Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors.
       ****
 10.14 Protocol Systems, Inc. 1994 Employee Stock Purchase Plan.  **
 10.15 Amendment to the Development and Supply Agreement between Protocol Systems,
       Inc. and Gensia Automedics, Inc. dated December 23, 1997
 10.16 Amendment to Business Park Lease between Protocol Systems, Inc., Koll-Copley
       Partners and Petula Associates dated December 24, 1997
 22.0  Subsidiaries of the Registrant
 23.1  Consent of Accountants
 27.1  Financial Data Schedule for the year ended December 31, 1997
 27.2  Financial Data Schedule for the periods ended September 30, 1997 and June 30,
       1997
 27.3  Financial Data Schedule for the periods ended December 31, 1996, September 30,
       1996 and June 30,1996

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1 dated January 22, 1992, File No. 33-45067.
 ** Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated January 24, 1994, File No. 33-74384.
 *** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 **** Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated April 9, 1996, File No. 333-03316.



(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                   -----------------------
                                                        (Registrant)

Date: March 30, 1998                          By:    /s/  David F. Bolender
                                                     -----------------------
                                                          David F. Bolender
                                                  Chief Executive Officer and
                                                   Chairman of the Board of
                                                            Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                            Title                          Date
      ---------                            -----                          -----
 /s/  David F. Bolender           Chief Executive Officer and Chairman
---------------------             of the Board of Directors
      David F. Bolender           (Principal Executive Officer)       March 30, 1998
                                                                      --------------

 /s/  James B. Moon               President and Chief Technical
----------------------            Officer                             March 30, 1998
      James B. Moon                                                   --------------

 /s/  Craig M. Swanson            Vice-President, Chief Financial
----------------------            Officer and Secretary (Principal
      Craig M. Swanson            Financial and Accounting Officer)   March 30, 1998
                                                                      --------------

 /s/  Steven E. Wynne             Director                            March 30, 1998
----------------------                                                --------------
      Steven E. Wynne

 /s/  Ronald S. Newbower, Ph.D.   Director                            March 30, 1998
-------------------------------                                       --------------
      Ronald S. Newbower, Ph.D.

 /s/  Frank E. Samuel, Jr.        Director                            March 30, 1998
---------------------------                                           --------------
      Frank E. Samuel, Jr.

 /s/  William New, Jr., M.D.      Director                            March 30, 1998
----------------------------                                          --------------
      William New, Jr., M.D.

PROTOCOL SYSTEMS, INC.                  Schedule II

                               Valuation and Qualifying Accounts
                                        (in thousands)


                                         Additions   Additions
                             Balance at  charged to  charged to             Balance at
                             beginning   costs and     other                  end of
       Description            period     expenses    accounts   Deductions    period
                             ----------  ----------  ---------  ----------  ----------
Year ended December 31, 1995:
  Allowance for doubtful
    accounts                     $ 190      $ 65         --        $ 43(1)    $  212
  Allowance for sales returns       35        65         --          --          100
  Inventory obsolescence and
    valuation reserves             864       485         --         286(2)     1,063
  Reserve for warranties           979       577         --         503(3)     1,053
  Reserve for product upgrades      27       163         --          --          190

Year ended December 31, 1996:
  Allowance for doubtful
    accounts                       212       111         --          71(1)       252
  Allowance for sales returns      100        --         --          --          100
  Inventory obsolescence and
    valuation reserves           1,063       319         --         597(2)       785
  Reserve for warranties         1,053       620         --         688(3)       985
  Reserve for product upgrades     190        54         --         241(4)         3

Year ended December 31, 1997:
  Allowance for doubtful
    accounts                       252       147         --          41(1)       358
  Allowance for sales returns      100       187         --          --          287
  Inventory obsolescence and
    valuation reserves             785       530         --         313(2)     1,002
  Reserve for warranties           985     1,177         --       1,078(3)     1,084
  Reserve for product upgrades       3       245         --          56(4)       192

(1) Deductions primarily represent write-offs of accounts receivable during the period.
(2) Deductions primarily represent inventory scrapped or sold during the period.
(3) Deductions primarily represent inventory and labor costs incurred repairing products under warranty.
(4) Deductions primarily represent inventory and labor costs incurred for product upgrades performed during the period.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

Under the date of January 23, 1998, we reported on the consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Portland, Oregon
January 23, 1998