Form 10-Q
period 1998-03-31
PROTOCOL SYSTEMS INC/NEW
filed 1998-05-15
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   March 31, 1998

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               May 8, 1998:
                  8,538,398 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations for the three months ended
        March 31, 1998 and 1997                                           3

        Condensed Consolidated Balance Sheets
        as of March 31, 1998 and December 31, 1997                        4

        Consolidated Statements of Cash Flows for
        the three months ended March 31, 1998 and 1997                    5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8-10


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            11

Item 4. Submission of Matters to a Vote of Security Holders              11

Item 6. Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                               12
----------

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                                         Three months ended March 31,
                                               1998       1997
                                              ------     ------
Sales                                        $14,920    $13,193
Cost of sales                                  8,007      6,697
                                             -------    -------
    Gross profit                               6,913      6,496

Operating expenses:
  Research and development expenses            1,859      2,021
  Selling, general and administrative
   expenses                                    5,015      4,628
                                             -------    -------
    Total operating expenses                   6,874      6,649
                                             -------    -------
    Income from operations                        39       (153)

Other income                                     280        233
                                             -------    -------
    Income before income taxes                   319         80

Provision for income taxes                        89         25
                                             -------    -------
    Net income                               $   230    $    55
                                             =======    =======

    Comprehensive income                     $   237    $    37
                                             =======    =======

    Basic earnings per share                 $  0.03    $  0.01
                                             =======    =======
    Diluted earnings per share               $  0.03    $  0.01
                                             =======    =======

Weighted average number of shares
used in the computation of:
    Basic earnings per share                   8,794      8,780
    Diluted earnings per share                 9,132      9,202




       See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                         (unaudited)


                                                                 March 31, December 31,
                                                                   1998         1997
                                                                  ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 8,935      $12,257
  Short-term investments                                           8,404        6,524
  Accounts receivable - net                                       14,491       16,106
  Inventories                                                     12,106       13,507
  Deferred taxes                                                   1,470        1,474
  Prepaid expenses and other                                         348          276
                                                                 -------      -------
    Total current assets                                          45,754       50,144

Long-term investments                                              6,760        6,789
Property and equipment - net                                       4,701        4,575
Other assets                                                       2,464        2,247
                                                                 -------      -------
                                                                 $59,679      $63,755
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,859      $ 2,806
  Accrued salaries, wages and related liabilities                  2,242        2,375
  Other accrued liabilities                                          581          606
  Income taxes payable                                                94          676
  Reserve for warranties                                           1,120        1,084
  Deferred revenue and customer deposits                             114          122
                                                                 -------      -------
    Total current liabilities                                      7,010        7,669

Deferred taxes                                                       503          408
Shareholders' equity:
  Common Stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,571 at 1998 and 8,935 at 1997            86           89
  Additional paid-in capital                                      31,668       35,414
  Unrealized holding gain on investments                              30           33
  Retained earnings                                               20,307       20,077
  Foreign currency translation adjustment                             75           65
                                                                 -------      -------
    Total shareholders' equity                                    52,166       55,678
                                                                 -------      -------
                                                                 $59,679      $63,755
                                                                 =======      =======


       See accompanying notes to condensed consolidated financial statements







                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                         Three months ended March 31,
                                                              1998         1997
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $   230      $    55

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                535          606
   Loss on disposal of property and equipment                    -             9
   Amortization of bond premium                                  53          103
   Provision for deferred taxes                                  91          (50)
   Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                      1,621        4,218
     Inventories                                              1,404       (1,585)
     Prepaid expenses and other assets                          (51)         (78)
     Accounts payable and accrued liabilities                  (115)        (215)
     Income taxes payable                                      (583)        (765)
     Reserve for warranties                                      36           55
     Deferred revenue and customer deposits                      (8)         (18)
                                                            -------      -------
        Net cash provided by operating activities             3,213        2,335

Cash flows from investing activities:
  Purchase of investments                                    (3,886)      (1,177)
  Proceeds from maturity of investments                       1,978           -
  Acquisition of property and equipment                        (629)        (801)
  Expenditures for software development                        (190)          -
  Acquisition of intangible assets                              (50)          -
  Investment in subsidiaries                                   (203)          -
                                                            -------      -------
        Net cash used in investing activities                (2,980)      (1,978)

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                      743          398
  Repurchase of common stock                                 (4,293)          -
                                                            -------      -------
        Net cash provided by (used in) financing activities  (3,550)         398
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents            (5)         (10)
                                                            -------      -------

        Net increase (decrease) in cash and cash equivalents (3,322)         745

Cash and cash equivalents at beginning of period             12,257        6,903
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 8,935      $ 7,648
                                                            =======      =======

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                 $   545      $   216

       See accompanying notes to condensed consolidated financial statements


                            PROTOCOL SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information.
Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                               March 31,     December 31,
(in thousands)                                   1998            1997
-------------------------------------------------------------------------
Raw materials                                  $ 4,723         $ 5,521
Work in process                                  2,692           2,460
Finished goods                                   2,786           3,569
Demonstration instruments                        1,905           1,957
                                               -------          ------
   Total inventories                           $12,106         $13,507
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               March 31,     December 31,
(in thousands)                                   1998            1997
-------------------------------------------------------------------------
Equipment                                      $12,394         $11,732
Furniture and fixtures                           1,803           1,757
Leasehold improvements                             683             683
                                                ------          ------
                                                14,880          14,172
Less accumulated depreciation and amortization  10,179           9,597
                                                ------          ------
   Property and equipment - net                $ 4,701         $ 4,575
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


BASIC AND DILUTED EARNINGS PER SHARE

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" both basic earnings per share and diluted earnings per share are presented. Basic earnings per share is computed using the weighted average number of common shares outstanding and diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The following is a reconciliation of net income to comprehensive income:

                                           Three months ended March 31,
(in thousands)                                  1998        1997
-----------------------------------------------------------------------
Net income                                   $   230   $     55

 Other comprehensive income, net of tax
    Foreign currency translation
     adjustments                                  10         10
    Unrealized holding loss arising
     during the period                            (3)       (28)
                                             -------    -------
 Other comprehensive income (loss)                 7        (18)
                                             -------    -------

Comprehensive income                         $   237    $    37
                                             =======    =======

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company plans to adopt the statement for the quarter ending December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Sales. Sales for the first quarter of 1998 increased 13.1% to $14.9 million from $13.2 million for the first quarter of 1997.

Domestic sales, excluding military revenues and Original Equipment Manufacturer ("OEM") sales of GenESA devices and Pryon OEM products, increased 22.2% to $7.7 million (51.7% of total sales) in the first quarter of 1998 from $6.3 million (47.8% of total sales) in the first quarter of 1997. The growth in domestic sales was primarily due to an increase in both the average selling price and the number of Acuity central stations sold, as well as an increase in sales of related instruments and the introduction of the Networked Acuity System in the first quarter of 1998. Additionally, sales of the QuikSigns spot-check monitor, accessories and service increased in the first quarter of 1998.

U.S. military revenues increased 49.3% to $339,000 (2.3% of total sales) in the first quarter of 1998 from $227,000 (1.7% of total sales) in the first quarter of 1997.

International sales, excluding international OEM sales of GenESA devices and Pryon OEM products, decreased 4.5% to $4.7 million (31.7% of total sales) in the first quarter of 1998 from $5.0 million (37.6% of total sales) in the first quarter of 1997. This decrease in international sales was principally due to the increased strength of the U.S. dollar against foreign currencies and soft economic conditions particularly in Europe and Asia.

OEM sales of GenESA devices and Pryon OEM products increased 25.8% to $2.1 million (14.3% of total sales) in the first quarter of 1998 from $1.7 million (12.9% of total sales) in the first quarter of 1997 primarily due to increased sales of GenESA devices to Gensia Automedics, Inc. Gensia received clearance from the Food and Drug Administration (FDA) to market the GenESA device in the United States in 1997. In April 1998, the Company was informed that Gensia plans no additional purchases of the GenESA device under a supply agreement with the Company which provided for the purchase of devices through the year 2002. Conditions of termination of this agreement have not yet been determined.

The Company announced in January 1998 that it expected net income in 1998 to remain relatively flat compared to 1997 as the Company plans to increase its marketing and sales efforts in 1998 by increasing the number of direct sales representatives, clinical application specialists and field service engineers. Additionally, the Company has established direct sales organizations in France and Germany during the first quarter of 1998.

Gross profit. As a percentage of sales, gross profit decreased to 46.3% in the first quarter of 1998 from 49.2% in the first quarter of 1997. The decline in gross margin was due primarily to higher manufacturing overhead caused by a lower production volume resulting from a high finished goods inventory at the end of 1997. Increased discounting on international sales and higher system installation and service costs also contributed to the decline in gross margin in the first quarter of 1998.

Research and development. Research and development expenses decreased 8.0% to $1.9 million in the first quarter of 1998 from $2.0 million in the first quarter of 1997. The decrease in research and development expenses resulted primarily from the capitalization of software development costs relating to the Networked Acuity System which was released in the first quarter of 1998. As a percentage of sales, research and development expenses decreased to 12.5% in the first quarter of 1998 from 15.3% in the first quarter of 1997.

Selling, general and administrative. Selling, general and administrative expenses increased 8.4% to $5.0 million in the first quarter of 1998 from $4.6 million in the first quarter of 1997. This increase resulted primarily from the establishment of direct sales organizations in Germany and France in the first quarter of 1998 and an increase in the number of direct sales representatives and clinical application specialists employed by the Company to expand the field sales and service operations. The Company plans to continue to increase its marketing and sales efforts in 1998 by adding additional direct sales representatives and clinical application specialists during the remainder of 1998. As a percentage of sales, selling, general and administrative expenses decreased to 33.6% in the first quarter of 1998 from 35.1% in the first quarter of 1997.

Other income. Other income increased 19.8% to $280,000 in the first quarter of 1998 from $233,000 in the first quarter of 1997 primarily as a result of an increase in interest income due to a higher rate of return on investments in the first quarter of 1998.

Provision for income taxes. The provision for income taxes increased to $89,000 in the first quarter of 1998 from $25,000 in the first quarter of 1996 representing effective tax rates of 28.0% and 31.3%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the first quarter of 1998 than in the first quarter of 1997 due to greater expected percentage benefits of research and experimentation credits and tax-exempt interest.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of March 31, 1998 with working capital balances of $38.7 million and a current ratio of 6.5:1 as compared to working capital of $42.5 million and a current ratio of 6.5:1 at December 31, 1997. Cash flow from operating activities for the first three months of 1998 was $3.2 million as compared to cash flow from operating activities of $2.3 million for the first three months of 1997. In January 1998 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 1,000,000 outstanding shares of the Company's common stock over a 12 month period. During the first quarter of 1998, the Company repurchased 439,000 shares. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

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

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

During the quarter ended March 31, 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 8,851 shares of Common Stock were issued at an exercise prices ranging from $1.32 to $2.55. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


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


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: May 15, 1998                                 By  /s/ David F. Bolender
                                                       ---------------------
                                                       David F. Bolender
                                                       Chief Executive Officer
                                                       and Chairman of the
                                                       Board of Directors

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer