Form 10-Q
period 1998-06-30
PROTOCOL SYSTEMS INC/NEW
filed 1998-08-14
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   June 30, 1998

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               August 7, 1998:
                  8,443,326 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations for the three and six months
        ended June 30, 1998 and 1997                                     3

        Condensed Consolidated Balance Sheets
        as of June 30, 1998 and December 31, 1997                        4

        Consolidated Statements of Cash Flows for
        the six months ended June 30, 1998 and 1997                      5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-13


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            14

Item 4. Submission of Matters to a Vote of Security Holders              14

Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                               16
----------

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                                  Three months ended June 30,  Six months ended June 30,
                                       1998       1997             1998        1997
                                      ------     ------           ------      ------
Sales                                 $16,960    $16,110          $31,880     $29,303
Cost of sales                           7,993      8,033           16,000      14,730
                                      -------    -------          -------     -------
    Gross profit                        8,967      8,077           15,880      14,573

Operating expenses:
  Research and development expenses     2,052      2,143            3,911       4,164
  Selling, general and administrative
   expenses                             6,193      5,238           11,208       9,866
                                      -------    -------          -------     -------
    Total operating expenses            8,245      7,381           15,119      14,030
                                      -------    -------          -------     -------
    Income from operations                722        696              761         543

Other income                              213        279              493         512
                                      -------    -------          -------     -------
    Income before income taxes            935        975            1,254       1,055

Provision for income taxes                262        281              351         306
                                      -------    -------          -------     -------
    Net income                        $   673    $   694          $   903     $   749
                                      =======    =======          =======     =======

    Comprehensive income              $   654    $   729          $   891     $   699
                                      =======    =======          =======     =======

    Basic earnings per share          $  0.08    $  0.08          $  0.10     $  0.09
                                      =======    =======          =======     =======
    Diluted earnings per share        $  0.08    $  0.08          $  0.10     $  0.08
                                      =======    =======          =======     =======

Weighted average number of shares
used in the computation of:
    Basic earnings per share            8,501      8,846            8,647       8,813
    Diluted earnings per share          8,845      9,103            8,988       9,148




       See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                         (unaudited)


                                                                 June 30,  December 31,
                                                                   1998         1997
                                                                  ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 8,522      $12,257
  Short-term investments                                           8,317        6,524
  Accounts receivable - net                                       16,609       16,106
  Inventories                                                     12,116       13,507
  Deferred taxes                                                   1,404        1,474
  Prepaid expenses and other                                         408          276
                                                                 -------      -------
    Total current assets                                          47,376       50,144

Long-term investments                                              3,691        6,789
Property and equipment - net                                       4,550        4,575
Other assets                                                       2,433        2,247
                                                                 -------      -------
                                                                 $58,050      $63,755
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,509      $ 2,806
  Accrued salaries, wages and related liabilities                  2,061        2,375
  Other accrued liabilities                                          454          606
  Income taxes payable                                               114          676
  Reserve for warranties                                           1,120        1,084
  Deferred revenue and customer deposits                             127          122
                                                                 -------      -------
    Total current liabilities                                      6,385        7,669

Deferred taxes                                                       444          408
Shareholders' equity:
  Common stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,427 at 1998 and 8,935 at 1997            84           89
  Additional paid-in capital                                      30,215       35,414
  Unearned compensation                                             (144)           -
  Unrealized holding gain on investments                              33           33
  Retained earnings                                               20,980       20,077
  Foreign currency translation adjustment                             53           65
                                                                 -------      -------
    Total shareholders' equity                                    51,221       55,678
                                                                 -------      -------
                                                                 $58,050      $63,755
                                                                 =======      =======


       See accompanying notes to condensed consolidated financial statements







                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)
                                                          Six months ended June 30,
                                                              1998         1997
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $   903      $   749

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,137        1,211
   Amortization of bond premium                                  32          201
   Provision for deferred taxes                                 101          (38)
   Other non-cash items                                          48            -
   Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                       (501)       1,510
     Inventories                                              1,390         (401)
     Prepaid expenses and other assets                         (118)         (46)
     Accounts payable and accrued liabilities                  (819)      (1,039)
     Income taxes payable                                      (515)          55
     Reserve for warranties                                      37           42
     Deferred revenue and customer deposits                       5          (27)
                                                            -------      -------
        Net cash provided by operating activities             1,700        2,217

Cash flows from investing activities:
  Purchase of investments                                    (6,843)      (9,943)
  Proceeds from maturity of investments                       8,115        9,002
  Acquisition of property and equipment                      (1,028)      (1,199)
  Capitalization of software development costs                 (191)          -
  Acquisition of intangible assets                              (74)         (10)
                                                             -------      -------
        Net cash used in investing activities                   (21)      (2,150)

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                      740          469
  Repurchase of common stock                                 (6,140)          -
                                                            -------      -------
        Net cash provided by (used in) financing activities  (5,400)         469
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents           (14)          (1)
                                                            -------      -------

        Net increase (decrease) in cash and cash equivalents (3,735)         535

Cash and cash equivalents at beginning of period             12,257        6,903
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 8,522      $ 7,438
                                                            =======      =======

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                 $   739      $   259

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


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                               June 30,     December 31,
(in thousands)                                   1998            1997
-------------------------------------------------------------------------
Raw materials                                  $ 4,638         $ 5,521
Work in process                                  2,695           2,460
Finished goods                                   2,689           3,569
Demonstration instruments                        2,094           1,957
                                               -------          ------
   Total inventories                           $12,116         $13,507
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               June 30,     December 31,
(in thousands)                                   1998            1997
-------------------------------------------------------------------------
Equipment                                      $12,685         $11,732
Furniture and fixtures                           1,895           1,757
Leasehold improvements                             690             683
                                                ------          ------
                                                15,270          14,172
Less accumulated depreciation and amortization  10,720           9,597
                                                ------          ------
   Property and equipment - net                $ 4,550         $ 4,575
                                                ======          ======

INCOME TAXES

The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the Federal statutory rate primarily because of the provision for state income taxes, the benefit of the Company's research and experimentation tax credits and tax-exempt interest income earned on investments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of income taxes.


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

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The following is a reconciliation of net income to comprehensive income:

                              Three months ended June 30,    Six months ended June 30,
(in thousands)                     1998       1997                1998       1997
--------------------------------------------------------------------------------------
Net income                      $   673    $   694             $   903      $   749

 Other comprehensive
  income, net of tax
    Foreign currency
     translation adjustments        (22)        23                 (12)         (34)
    Unrealized holding
     gain (loss) arising
     during the period                3         12                   -          (16)
                                 -------    -------             -------      -------
 Other comprehensive
  income (loss)                     (19)        35                 (12)         (50)
                                 -------    -------             -------      -------

Comprehensive income            $   654    $   729             $   891      $   699
                                 =======    =======             =======      =======

RECENT DEVELOPMENTS

On July 9, 1998 the Company announced that its wholly-owned subsidiary, Pryon Corporation, located in Menomonee Falls, Wisconsin will be relocated to the Company's Beaverton, Oregon facility during the third quarter of 1998. This relocation will include moving all Pryon operations including key management personnel.

In 1990, the Company entered into a development and supply agreement with Gensia, Inc. to develop and supply a closed-loop drug delivery and monitoring device ("GenESA device"). This agreement was amended in December 1997. Gensia began shipments of the GenESA device to Europe in 1995 and received FDA clearance to market the product in the United States in the third quarter of 1997. In April 1998, the Company was informed that Gensia plans no additional purchases of the GenESA device under the supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and is seeking damages of approximately $10 million.


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

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supercedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The impact on the Company's Consolidated Financial Statements is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Second Quarter 1998 vs. Second Quarter 1997
-------------------------------------------

Sales. Sales for the second quarter of 1998 increased 5.3% to $17.0 million from $16.1 million for the second quarter of 1997.

Domestic sales, excluding military revenues and Original Equipment Manufacturer ("OEM") sales of GenESA devices and Pryon OEM products, increased 15.9% to $9.2 million (54.2% of total sales) in the second quarter of 1998 from $7.9 million (49.3% of total sales) in the second quarter of 1997. The growth in domestic sales in the second quarter of 1998 was primarily due to an increase in both the number and average selling price of Flexible Monitoring system sales including the Acuity central workstation. The Company attributes the increase in Flexible Monitoring system sales to the increase in the size and scale of individual sales as well as the introduction of the Networked Acuity System in 1998. Additionally, sales of accessories and the QuikSigns spot-check monitor increased in the second quarter of 1998.

U.S. military revenues increased 183.1% to $3.4 million (20.0% of total sales) in the second quarter of 1998 from $1.2 million (7.4% of total sales) in the second quarter of 1997 due to several large military orders shipped during the second quarter 1998.

International sales, excluding international OEM sales of GenESA devices and Pryon OEM products, decreased 40.0% to $2.8 million (16.6% of total sales) in the second quarter of 1998 from $4.7 million (29.1% of total sales) in the second quarter of 1997. This decrease in international sales was principally due to the continuing strength of the U.S. dollar against foreign currencies and soft economic conditions particularly in Europe and Asia.

OEM sales of GenESA devices and Pryon OEM products decreased 31.9% to $1.6 million (9.2% of total sales) in the second quarter of 1998 from $2.3 million (14.2% of total sales) in the second quarter of 1997 primarily due to decreased sales of Pryon products to certain of its OEM customers. The Company announced on July 9, 1998 it was relocating its Pryon subsidiary from Wisconsin to Oregon. This move is scheduled for the third quarter of 1998 and is expected to provide approximately $2 million per year in savings from operating efficiencies beginning in 1999. The Company estimates that the one-time relocation charge associated with this move will not exceed $2 million.

Gross profit. As a percentage of sales, gross profit increased to 52.9% in the second quarter of 1998 from 50.1% in the second quarter of 1997. The increase in gross margin was due to non-recurring warranty and product upgrade expenses incurred in the second quarter of 1997.

Research and development. Research and development expenses decreased 4.2% to $2.1 million in the second quarter of 1998. The decrease in research and development expenses resulted primarily from reduced payroll and related costs. As a percentage of sales, research and development expenses decreased to 12.1% in the second quarter of 1998 from 13.3% in the second quarter of 1997.

Selling, general and administrative. Selling, general and administrative expenses increased 18.2% to $6.2 million in the second quarter of 1998 from $5.2 million in the second quarter of 1997. This increase resulted primarily from the establishment of direct sales organizations in Germany and France in 1998 and an increase in the number of direct sales representatives and clinical application specialists employed by the Company to expand the field sales and service operations. As a percentage of sales, selling, general and administrative expenses increased to 36.5% in the second quarter of 1998 from 32.5% in the second quarter of 1997.

Other income. Other income decreased 23.7% to $213,000 in the second quarter of 1998 from $279,000 in the second quarter of 1997 primarily due to a decrease in interest income. Cash and investments decreased as the Company repurchased common stock during 1998 under a previously announced buy-back program.

Provision for income taxes. The provision for income taxes decreased to $262,000 in the second quarter of 1998 from $281,000 in the second quarter of 1997 representing effective tax rates of 28.0% and 28.8%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the second quarter of 1998 than in the second quarter of 1997 due to greater expected percentage benefits of research and experimentation credits and tax-exempt interest.

Net income. Due to the factors described above net income decreased 3.0% to $673,000 in the second quarter of 1998 from $694,000 in the second quarter of 1997. The Company expects net income in 1998, excluding costs associated with the relocation of Pryon, to remain relatively flat compared to 1997 as a result of increases in its marketing and sales efforts in 1998, including increases in the number of direct sales representatives, clinical application specialists, field service engineers, and the establishment of direct sales organizations in France and Germany during 1998.


Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997
-----------------------------------------------------------------

Sales. Sales for the first six months of 1998 increased 8.8% to $31.9 million from $29.3 million for the first six months of 1997.

Domestic sales, excluding military revenues and Original Equipment Manufacturer ("OEM") sales of GenESA devices and Pryon OEM products, increased 18.7% to $16.9 million (53.0% of total sales) in the first six months of 1998 from $14.2 million (48.6% of total sales) in the first six months of 1997.
The growth in domestic sales was primarily due to an increase in both the average selling price and the number Flexible Monitoring system sales including the Acuity central stations and related monitoring instruments. Additionally, sales of the QuikSigns spot-check monitor and accessories increased in the first six months of 1998.

U.S. military revenues increased 161.8% to $3.7 million (11.7% of total sales) from $1.4 million (4.9% of total sales) due to several large military orders shipped during the first six months of 1998.

International sales, excluding international OEM sales of GenESA devices and Pryon OEM products, decreased 21.8% to $7.5 million (23.7% of total sales) in the first six months of 1998 from $9.6 million (32.9% of total sales) in the first six months of 1997. This decrease in international sales was principally due to the continuing strength of the U.S. dollar against foreign currencies and soft economic conditions particularly in Europe and Asia.

OEM sales of GenESA devices and Pryon OEM products decreased 7.4% to $3.7 million (11.6% of total sales) in the first six months of 1998 from $4.0 million (13.6% of total sales) in the first six months of 1997. Pryon OEM sales decreased by $754,000 primarily as a result of a decrease in sales to certain of its OEM customers. This decrease was partially offset by an increase of $460,000 in sales of the GenESA device to Gensia Automedics, Inc. Gensia received clearance from the Food and Drug Administration (FDA) to market the GenESA device in the United States in 1997. In April 1998, the Company was informed that Gensia plans no additional purchases of the GenESA device under a supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and seeking damages of approximately $10 million.

Gross profit. As a percentage of sales, gross profit increased slightly to 49.8% in the first six months of 1998 from 49.7% in the first six months of 1997 primarily due to an improvement in gross margins of Pryon OEM products.

Research and development. Research and development expenses decreased 6.1% to $3.9 million in the first six months of 1998 from $4.2 million in the first six months of 1997. The decrease in research and development expenses resulted primarily from the capitalization of software development costs relating to the Networked Acuity System which was released in the first quarter of 1998. Additionally, payroll and related costs decreased in the first six months of 1998. As a percentage of sales, research and development expenses decreased to 12.3% in the first six months of 1998 from 14.2% in the first six months of 1997.

Selling, general and administrative. Selling, general and administrative expenses increased 13.6% to $11.2 million in the first six months of 1998 compared to $9.9 million in the first six months of 1997. This increase resulted primarily from the establishment of direct sales organizations in Germany and France in 1998 and an increase in the number of direct sales representatives and clinical application specialists employed by the Company to expand the field sales and service operations. As a percentage of sales, selling, general and administrative expenses increased to 35.2% in the first six months of 1998 from 33.7% in the first six months of 1997.

Other income. Other income decreased 3.7% to $493,000 in the first six months of 1998 from $512,000 in the first six months of 1997 as interest income decreased due to a reduction in the cash and investments balance as the Company repurchased shares of common stock in 1998. This decrease was partially offset by a higher rate of return on investments in 1998.

Provision for income taxes. The provision for income taxes increased to $351,000 in the first six months of 1998 from $306,000 in the first six months of 1997 representing effective tax rates of 28.0% and 29.0%, respectively.
The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the first six months of 1998 than in the first six months of 1997 due to greater expected percentage benefits of research and experimentation credits and tax-exempt interest.

Net income. Due to the factors described above net income increased 20.6% to $903,000 in first six months of 1998 from $749,000 in the first six months of 1997. The Company expects net income in 1998, excluding costs associated with the relocation of Pryon, to remain relatively flat compared to 1997 as a result of increases in its marketing and sales efforts in 1998, including increases in the number of direct sales representatives, clinical application specialists, field service engineers, and the establishment of direct sales organizations in France and Germany during 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of June 30, 1998 with working capital balances of $41.0 million and a current ratio of 7.4:1 as compared to working capital of $42.5 million and a current ratio of 6.5:1 at December 31, 1997. Cash flow from operating activities for the first six months of 1998 was $1.7 million as compared to cash flow from operating activities of $2.2 million for the first six months of 1997. In January 1998 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 1,000,000 outstanding shares of the Company's common stock over a 12 month period. During the first six months of 1998, the Company repurchased 632,000 shares. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

YEAR 2000 ISSUES

As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software issues. The Company is addressing this issue to ensure the availability and integrity of its financial systems and operational systems to ensure the Company is Year 2000 compliant. To date, no significant concerns have been identified and accordingly the Company does not currently expect to incur material costs in connection with the Year 2000 issue. There can be no assurance; however, that there will not be any Year 2000 related operating problems or material expenses that will arise with the Company's computer systems or in connection with the interface with the computer systems of the Company's major vendors or suppliers.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements, including statements regarding the Company's expectations as to net income for 1998 and the charges to be incurred in connection with the relocation of Pryon Corporation, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.
Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to factors that could cause unforeseen increases or decreases in the expenses expected to be incurred in connection with the relocation of Pryon Corporation, the Company's increased marketing and sales efforts in 1998, or the establishment of direct sales organizations in France and Germany during 1998. In addition, such statements could be affected by other factors discussed in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports and by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

During the quarter ended June 30, 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 5,585 shares of Common Stock were issued at an exercise prices ranging from $1.32 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 19, 1998 at which the following actions were taken by a vote of the shareholders:


         (1) The following persons were elected to the Board of Directors for three-year terms expiring in 2001 by the votes indicated below:

              James B. Moon: 7,049,449 votes for; 163,151 votes withheld Curtis M. Stevens: 7,145,582 votes for; 67,018 votes withheld

         (2) The Company's 1998 Stock Incentive Plan was approved by a vote of 6,090,672 to 1,104,422 (with 17,506 abstentions)

         (3) An amendment to the Company's 1994 Employee Stock Purchase Plan to reserve an additional 100,000 shares of Common Stock under the Plan was approved by a vote of 7,082,884 to 113,651 (with 16,065 abstentions.

         (4) The appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the year ending December 31, 1998 was ratified by a vote of 7,146,552 to 16,423 (with 49,625 abstentions).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
10.1 Protocol Systems, Inc. 1994 Employee Stock Purchase Plan as amended on May 19,1998*
10.2  Protocol Systems, Inc. 1998 Stock Incentive Plan**
10.3 Protocol Systems, Inc. Non-Qualified Stock Option Agreement dated March 6, 1998***
10.4 Protocol Systems, Inc. Restricted Stock Award Agreement dated April 3, 1998
27.1   Financial Data Schedule

            * Incorporated herein by reference to the Company's Registration
              Statement on S-8 dated August 13, 1998 (File 333-61423)
           ** Incorporated herein by reference to the Company's Registration
              Statement on S-8 dated August 13, 1998 (File 333-61419)
          *** Incorporated herein by reference to the Company's Registration
              Statement on S-8 dated August 13, 1998 (File 333-61415)

(b)  No reports were filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: August 14, 1998                              By  /s/ David F. Bolender
                                                       ---------------------
                                                       David F. Bolender
                                                       Chief Executive Officer
                                                       and Chairman of the
                                                       Board of Directors

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer