Form 10-Q
period 1998-09-30
PROTOCOL SYSTEMS INC/NEW
filed 1998-11-13
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   September 30, 1998

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               October 30, 1998:
                  8,335,799 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations for the three and nine months
        ended September 30, 1998 and 1997                                3

        Condensed Consolidated Balance Sheets
        as of September 30, 1998 and December 31, 1997                   4

        Consolidated Statements of Cash Flows for
        the nine months ended September 30, 1998 and 1997                5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  10-16


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            17

Item 4. Submission of Matters to a Vote of Security Holders              17

Item 6. Exhibits and Reports on Form 8-K                                 17


SIGNATURES                                                               18
----------

                                    PROTOCOL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)



                        Three months ended September 30,   Nine months ended September 30,
                                  1998       1997                 1998        1997
                                 ------     ------               ------      ------
Sales                            $17,530    $17,158              $49,410     $46,460
Cost of sales                      8,052      8,095               24,052      22,824
                                 -------    -------              -------     -------
    Gross profit                   9,478      9,063               25,358      23,636

Operating expenses:
  Research and development
   expenses                        2,514      2,244                6,425       6,408
  Selling, general and
   Administrative expenses         5,759      5,292               16,967      15,158
  Relocation costs                 2,246         -                 2,246          -
                                  -------    -------             -------     -------
    Total operating expenses      10,519      7,536               25,638      21,566
                                  -------    -------             -------     -------
    Income (loss) from
     operations                   (1,041)     1,527                 (280)      2,070

Other income                         225        291                  718         803
                                  -------    -------             -------     -------
    Income (loss) before
     income taxes                   (816)     1,818                  438       2,873

Provision (benefit) for income
 taxes                              (259)       441                   92         747
                                  -------    -------             -------     -------
    Net income (loss)            $  (557)   $ 1,377              $   346     $ 2,126
                                  =======    =======             =======     =======

    Comprehensive income (loss)  $  (372)   $ 1,448              $   520     $ 2,038
                                  =======    =======             =======     =======

    Basic earnings (loss)
      per share                  $ (0.07)   $  0.15              $  0.04     $  0.24
                                  =======    =======             =======     =======
    Diluted earnings (loss)
      per share                  $ (0.07)   $  0.15              $  0.04     $  0.23
                                  =======    =======             =======     =======

Weighted average number of shares
used in the computation of:
    Basic earnings per share       8,389      8,887                8,562       8,838
    Diluted earnings per share     8,389      9,337                8,886       9,210




       See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                         (unaudited)


                                                              September 30,  December 31,
                                                                  1998          1997
                                                                 ------        ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 6,458      $12,257
  Short-term investments                                           9,304        6,524
  Accounts receivable - net                                       16,555       16,106
  Inventories                                                     13,160       13,507
  Deferred taxes                                                   1,443        1,474
  Prepaid expenses and other                                         410          276
                                                                 -------      -------
    Total current assets                                          47,330       50,144

Long-term investments                                              4,711        6,789
Property and equipment - net                                       3,968        4,575
Other assets                                                       2,125        2,247
                                                                 -------      -------
                                                                 $58,134      $63,755
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 3,293      $ 2,806
  Accrued salaries, wages and related liabilities                  2,581        2,375
  Other accrued liabilities                                        1,209          606
  Income taxes payable                                              (384)         676
  Reserve for warranties                                           1,136        1,084
  Deferred revenue and customer deposits                             117          122
                                                                 -------      -------
    Total current liabilities                                      7,952        7,669

Deferred taxes                                                       413          408
Shareholders' equity:
  Common stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,313 at 1998 and 8,935 at 1997            83           89
  Additional paid-in capital                                      29,088       35,414
  Unearned compensation                                              (96)           -
  Accumulated other comprehensive income:
    Unrealized holding gain on investments                            71           33
    Foreign currency translation adjustment                          200           65
  Retained earnings                                               20,423       20,077
                                                                 -------      -------
    Total shareholders' equity                                    49,769       55,678
                                                                 -------      -------
                                                                 $58,134      $63,755
                                                                 =======      =======


       See accompanying notes to condensed consolidated financial statements




                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)
                                                        Nine months ended September 30,
                                                              1998         1997
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $   346      $ 2,126

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,743        1,813
   Write-off of assets                                          719           -
   Amortization of bond premium                                  77          267
   Provision for deferred taxes                                  23           (9)
   Other non-cash items                                          96           -
   Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                       (409)        (129)
     Inventories                                                391         (879)
     Prepaid expenses and other assets                         (113)         (11)
     Accounts payable and accrued liabilities                 1,084          (22)
     Income taxes payable                                    (1,038)         358
     Reserve for warranties                                      52            3
     Deferred revenue and customer deposits                      (5)         (37)
                                                            -------      -------
        Net cash provided by operating activities             2,966        3,480

Cash flows from investing activities:
  Purchase of investments                                    (8,855)     (12,024)
  Proceeds from maturity of investments                       8,115       14,715
  Acquisition of property and equipment                      (1,410)      (1,722)
  Capitalization of software development costs                 (191)          -
  Acquisition of intangible assets                              (74)         (10)
                                                             -------      -------
        Net cash provided by (used in) investing activities  (2,415)         959

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                      974          888
  Repurchase of common stock                                 (7,498)          -
                                                            -------      -------
        Net cash provided by (used in) financing activities  (6,524)         888
                                                            -------      -------
Effect of exchange rates on cash and cash equivalents           174          (24)
                                                            -------      -------
        Net increase (decrease) in cash and cash equivalents (5,799)       5,303

Cash and cash equivalents at beginning of period             12,257        6,903
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 6,458      $12,206
                                                            =======      =======
Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                 $ 1,024      $   295

Supplemental schedule of noncash transactions:
  Increase in investment in Protocol Medical Systems Ltd.
   due to release of compensatory shares of common
   stock from escrow                                        $    91      $    91

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


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories are as follows:

                                             September 30,   December 31,
(in thousands)                                   1998            1997
-------------------------------------------------------------------------
Raw materials                                  $ 4,949         $ 5,521
Work in process                                  2,575           2,460
Finished goods                                   3,306           3,569
Demonstration instruments                        2,330           1,957
                                               -------          ------
   Total inventories                           $13,160         $13,507
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                             September 30,   December 31,
(in thousands)                                   1998            1997
-------------------------------------------------------------------------
Equipment                                      $11,920         $11,732
Furniture and fixtures                           1,886           1,757
Leasehold improvements                             252             683
                                                ------          ------
                                                14,058          14,172
Less accumulated depreciation and amortization  10,090           9,597
                                                ------          ------
   Property and equipment - net                $ 3,968         $ 4,575
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

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The following is a reconciliation of net income to comprehensive income:

                       Three months ended September 30,    Nine months ended September 30,
(in thousands)                  1998       1997                    1998       1997
------------------------------------------------------------------------------------------
Net income (loss)              $ (557)     $ 1,377               $   346      $ 2,126

 Other comprehensive
  income, net of tax
    Foreign currency
     translation adjustments      147           55                   136          (88)
    Unrealized holding
     gain arising during
      the period                   38           16                    38           -
                               -------      -------               -------      -------
 Other comprehensive
  income (loss)                   185           71                   174          (88)
                               -------      -------               -------      -------

Comprehensive income (loss)    $ (372)     $ 1,448               $   520      $ 2,038
                               =======      =======               =======      =======

RELOCATION OF SUBSIDIARY

During the third quarter of 1998 the Company relocated its wholly-owned subsidiary, Pryon Corporation, from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in order to improve operating efficiencies. This relocation included moving all Pryon operations including key management personnel and was complete by the end of the third quarter of 1998. The relocation resulted in a reduction of 56 employees from manufacturing, engineering and administrative functions.

The Company incurred $2.2 million ($1.8 million after tax) in relocation costs in the third quarter of 1998. These costs include employee severance benefits, lease and other contract terminations, key employee, inventory and equipment relocation costs as well as a write-off of $482,000 of fixed assets and capitalized software development costs related to assets that will not be utilized by the Company's Beaverton facility. At the end of the third quarter of 1998, relocation costs of $779,000 were not disbursed. The Company anticipates that these remaining balances will be expended by the end of 1998, except for amounts related to longer term lease and other contract terminations.


PENDING LITIGATION

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Third Quarter 1998 vs. Third Quarter 1997
-------------------------------------------

Sales. Sales for the third quarter of 1998 increased 2.2% to $17.5 million from $17.2 million for the third quarter of 1997.

U.S. military revenues increased 360.9% to $2.8 million (16.0% of total sales) in the third quarter of 1998 from $609,000(3.5% of total sales) in the third quarter of 1997. Several large military orders were shipped during the third quarter of 1998.

Domestic sales, excluding military revenues and Original Equipment Manufacturer ("OEM") sales of Pryon OEM products and GenESA devices, decreased 11.4% to $9.8 million (56.1% of total sales) in the third quarter of 1998 from $11.1 million (64.6% of total sales) in the third quarter of 1997. The decrease in domestic sales in the third quarter of 1998 was primarily due to a reduction in the average sales price of monitors caused by fewer highly configured monitors. This reduction was partially offset by an increase in the unit sales of Flexible Monitoring systems including the Acuity central workstation.

International sales, excluding international OEM sales of Pryon OEM products and GenESA devices, decreased 6.6% to $3.2 million (18.3% of total sales) in the third quarter of 1998 from $3.4 million (20.0% of total sales) in the third quarter of 1997. This decrease in international sales was principally due to the continuing strength of the U.S. dollar against foreign currencies and soft economic conditions particularly in Europe and Asia.

OEM sales decreased 16.7% to $1.7 million (9.7% of total sales) in the third quarter of 1998 from $2.0 million (11.8% of total sales) in the third quarter of 1997 primarily due to a $317,000 decrease in sales to certain of its OEM customers.

Gross profit. As a percentage of sales, gross profit increased to 54.1% in the third quarter of 1998 from 52.8% in the third quarter of 1997. The increase in gross margin was primarily due to improved manufacturing efficiencies in the third quarter of 1998.

Research and development. Research and development expenses increased 12.0% to $2.5 million in the third quarter of 1998 from $2.2 million in the third quarter of 1997. The increase in research and development expenses resulted primarily from the write-off of an engineering software license and related fixed assets as the Company no longer intends use these assets in future product development. As a percentage of sales, research and development expenses increased to 14.3% in the third quarter of 1998 from 13.1% in the third quarter of 1997.

Selling, general and administrative. Selling, general and administrative expenses increased 8.8% to $5.8 million in the third quarter of 1998 from $5.3 million in the third quarter of 1997. This increase resulted primarily from the establishment of direct sales organizations in Germany and France in 1998 and an increase in the number of direct sales representatives and clinical application specialists employed by the Company to expand the field sales and service operations. As a percentage of sales, selling, general and administrative expenses increased to 32.9% in the third quarter of 1998 from 30.8% in the third quarter of 1997.

Relocation costs. In the third quarter of 1998, the Company incurred $2.2 million ($1.8 million after tax) of relocation costs related to the relocation of the operations of its Pryon subsidiary from Wisconsin to Oregon. These costs include employee severance, write-off of assets that will not be utilized in Oregon, lease and other contract terminations, and costs to relocate key employees as well as inventory and equipment. The relocation resulted in a reduction of 56 employees from manufacturing, engineering and administrative functions.

Other income. Other income decreased 22.8% to $225,000 in the third quarter of 1998 from $291,000 in the third quarter of 1997 primarily due to a decrease in interest income. Cash and investments decreased as the Company repurchased common stock during 1998 under a previously announced buy-back program.

Provision for (benefit from) income taxes. The benefit from income taxes was $259,000 in the third quarter of 1998 compared to a provision for income taxes of $441,000 in the third quarter of 1997. The annual effective tax rates used in 1998 and 1997 were 21% and 26%, respectively, the decrease being primarily due to greater expected percentage benefits from tax-exempt interest and research and experimentation credits. Tax rates in the third quarters were also beneficially impacted by the effects of a reduction of the tax rates used in the first six months of each year, resulting in effective tax rates of 31.7% and 24.3% in the third quarter of 1998 and 1997, respectively.

Net income (loss). The net loss in the third quarter of 1998 was $557,000 or $0.07 per diluted share compared to net income of $1.4 million or $0.15 per diluted share in the third quarter of 1997. Excluding costs associated with the relocation of Pryon, net income for the third quarter of 1998 would have been $1.2 million or $0.15 per diluted share.

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

Net income exclusive of relocation costs is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because the relocation of the Pryon subsidiary was unusual in nature, management believes that a measure of net income excluding the relocation is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997
-----------------------------------------------------------------------------

Sales. Sales for the first nine months of 1998 increased 6.3% to $49.4 million from $46.5 million for the first nine months of 1997.

U.S. military revenues increased 221.3% to $6.5 million (13.2% of total sales) in the first nine months of 1998 from $2.0 million (4.4% of total sales) in the first nine months of 1997 due to several large military orders shipped during the first nine months of 1998.

Domestic sales, excluding military revenues and Original Equipment Manufacturer ("OEM") sales of Pryon OEM products and GenESA devices, increased 5.5% to $26.7 million (54.1% of total sales) in the first nine months of 1998 from $25.3 million (54.5% of total sales) in the first nine months of 1997. The growth in domestic sales was primarily due to an increase in the unit sales of Flexible Monitoring systems including the Acuity central stations.

International sales, excluding international OEM sales of Pryon OEM products and GenESA devices, decreased 17.8% to $10.7 million (21.8% of total sales) in the first nine months of 1998 from $13.1 million (28.1% of total sales) in the first nine months of 1997. This decrease in international sales was principally due to the continuing strength of the U.S. dollar against foreign currencies and soft economic conditions particularly in Europe and Asia.

OEM sales of Pryon OEM products and GenESA devices decreased 10.5% to $5.4 million (10.9% of total sales) in the first nine months of 1998 from $6.0 million (12.9% of total sales) in the first nine months of 1997. Pryon OEM sales decreased by $1.1 million primarily as a result of a decrease in sales to certain of its OEM customers. This decrease was partially offset by an increase of $437,000 in sales of the GenESA device to Gensia Automedics, Inc. Gensia received clearance from the Food and Drug Administration (FDA) to market the GenESA device in the United States in 1997. In April 1998, the Company was informed that Gensia plans no additional purchases of the GenESA device under a supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and seeking damages of approximately $10 million.

Gross profit. As a percentage of sales, gross profit increased slightly to 51.3% in the first nine months of 1998 from 50.9% in the first nine months of 1997 primarily due to an improvement in gross margins of Pryon OEM products.

Research and development. Research and development expenses remained level at $6.4 million in the first nine months of 1998 compared to the first nine months of 1997. As a percentage of sales, research and development expenses decreased to 13.0% in the first nine months of 1998 from 13.8% in the first nine months of 1997.

Selling, general and administrative. Selling, general and administrative expenses increased 11.9% to $17.0 million in the first nine months of 1998 compared to $15.2 million in the first nine months of 1997. This increase resulted primarily from the establishment of direct sales organizations in Germany and France in 1998 and an increase in the number of direct sales representatives and clinical application specialists employed by the Company to expand the field sales and service operations. As a percentage of sales, selling, general and administrative expenses increased to 34.3% in the first nine months of 1998 from 32.6% in the first nine months of 1997.

Relocation costs. In the third quarter of 1998, the Company incurred $2.2 million ($1.8 million after tax) of relocation costs related to the relocation of the operations of its Pryon subsidiary from Wisconsin to Oregon. These costs include employee severance, write-off of assets that will not be utilized in Oregon, lease and other contract terminations, and costs to relocate key employees as well as inventory and equipment. The relocation resulted in a reduction of 56 employees from manufacturing, engineering and administrative functions.

Other income. Other income decreased 10.6% to $718,000 in the first nine months of 1998 from $803,000 in the first nine months of 1997 as interest income decreased due to a reduction in the cash and investments balance as the Company repurchased shares of common stock in 1998. This decrease was partially offset by a higher rate of return on investments in 1998.

Provision for income taxes. The provision for income taxes decreased to $92,000 in the first nine months of 1998 from $747,000 in the first nine months of 1997, representing effective tax rates of 21.0% and 26.0%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, decreased primarily due to a reduction in the estimate of net taxable income for 1998 and the corresponding greater percentage benefits from tax-exempt interest and research and experimentation credits.

Net income. Net income decreased 83.7% to $346,000 or $0.04 per diluted share in first nine months of 1998 from $2.1 million or $0.23 per diluted share in the first nine months of 1997 primarily due to costs associated with the relocation of the Pryon subsidiary. Excluding the costs associated with the relocation of the Pryon subsidiary, net income for the first nine months of 1998 would have been $2.1 million or $0.24 per diluted share.

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

Net income exclusive of relocation costs is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because the relocation of the Pryon subsidiary was unusual in nature, management believes that a measure of net income excluding the relocation is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of September 30, 1998 with working capital balances of $39.4 million and a current ratio of 6.0:1 as compared to working capital of $42.5 million and a current ratio of 6.5:1 at December 31, 1997. Cash flow from operating activities for the first nine months of 1998 was $3.0 million as compared to cash flow from operating activities of $3.5 million for the first nine months of 1997. In January 1998 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 1,000,000 outstanding shares of the Company's common stock over a 12 month period. During the first nine months of 1998, the Company repurchased 822,000 shares. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

YEAR 2000 ISSUES

The Company is in the process of assessing its computer software programs and operating systems used in its internal operations, including applications used in its financial, manufacturing equipment, and engineering design tools to determine its readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the year 2000 and beyond could result in a system failure or miscalculations which could have a material impact on the Company's ability to conduct its business. The Company estimates that its internal assessment of its computer software programs and operating systems is approximately 50% complete and will be completed in the first quarter of 1999. Costs incurred by the Company to date in its assessment of internal systems have not been material, and future costs to complete this assessment are not anticipated to be material.

The Company has completed its assessment of Year 2000 compliance of each of its product lines. All configurations of instruments (instruments include Propaq and Propaq Encore monitors and all options) and their component parts have been tested and are Year 2000 compliant. Acuity software versions
3.15.05 and all Networked Acuity software versions have been tested and are Year 2000 compliant. Acuity software versions prior to 3.15.05 have a minor connectivity issue related to the Year 2000 between the Acuity central station and the monitors that can be fixed through an upgrade to the Acuity system provided by the Company. The operation of the Acuity system and the monitor in the year 2000 and beyond should not be adversely affected by this connectivity issue.

The Company has also contacted most critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has received responses from approximately 70% of the suppliers contacted, all of which have indicated that their products and operations either are, or expect to be, Year
2000 compliant.   The Company will continue to follow up with suppliers who
have not yet responded to determine if there are any critical suppliers who may not be Year 2000 compliant.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and other systems used in its operations. However, there can be no assurances that unanticipated Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, there can be no assurance that Year 2000 issues of certain critical third party suppliers, including those supplying electricity, water or telephone service will not experience difficulties resulting in the disruption of service or delivery of supplies to the Company, which could adversely affect the Company's business, financial condition or results of operations. The Company has not developed contingency plans for dealing with the most reasonably likely worst case scenario that would occur in the event that the Company and critical third parties fail to complete efforts to achieve Year 2000 compliance on a timely basis, and such a scenario has not been clearly identified. The Company intends to determine whether to develop a contingency plan by the end of the first quarter of 1999.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements, including statements regarding the Company's expectations as to net income for 1998, the anticipated operating efficiencies associated with the relocation of Pryon Corporation, and the anticipated effects of the Year 2000 issue, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to factors that could cause unforeseen increases or decreases in the expenses expected to be incurred in connection with the operations of the Pryon subsidiary in Oregon, the Company's increased marketing and sales efforts in 1998, the establishment of direct sales organizations in France and Germany during 1998, the Company's ability to identify and remediate Year 2000 issues or the reliability of third party assessments and certifications relating to Year 2000 issues. In addition, such statements could be affected by other factors discussed in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports and by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

During the quarter ended September 30, 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 15,519 shares of Common Stock were issued at an exercise prices ranging from $1.32 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
               10.1 Sublease between NIKE, Inc. and Protocol Systems, Inc.
                        dated August 13, 1998
               10.2 Executive Employment Agreement between Protocol Systems,
                        Inc. and Allen L. Oyler dated July 1, 1998
               10.3 Executive Employment Agreement between Protocol Systems,
                        Inc. and Carl P. Hollstein dated July 1, 1998
               10.4 Executive Employment Agreement between Protocol Systems,
                        Inc. and Craig M. Swanson dated July 1, 1998
               10.5 Executive Employment Agreement between Protocol Systems,
                        Inc. and James P. Fee dated July 1, 1998
               10.6 Executive Employment Agreement between Protocol Systems,
                        Inc. and James B. Moon dated July 1, 1998
               10.7 Executive Employment Agreement between Protocol Systems,
                        Inc. and James P. Welch dated July 1, 1998
               10.8 Executive Employment Agreement between Protocol Systems,
                        Inc. and Richard L. Roa dated July 1, 1998
               10.9 Executive Employment Agreement between Protocol Systems,
                        Inc. and Donald M. Abbey dated July 1, 1998
               27.1 Financial Data Schedule

(b)  No reports were filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: November 12, 1998                            By  /s/ David F. Bolender
                                                       ---------------------
                                                       David F. Bolender
                                                       Chief Executive Officer
                                                       and Chairman of the
                                                       Board of Directors

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer