Form 10-K405
period 1998-12-31
PROTOCOL SYSTEMS INC/NEW
filed 1999-03-30
CIK 883322

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     Form 10-K

     (Mark One)
 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $54,723,404. There were 8,272,507 shares of Common stock of the registrant outstanding at March 26, 1999.



                   Documents Incorporated by Reference
                   -----------------------------------
                                                      Part of Form 10-K Into
           Document                                     Which Incorporated
           --------                                   ----------------------
Portions of the 1999 Proxy Statement                         Part III

                                    PART I

ITEM 1. BUSINESS

GENERAL

Protocol Systems, Inc. was incorporated in Oregon in November 1985, and made its first commercial shipment of patient monitors in February 1988. Since that date, the Company has sold over 50,000 vital signs monitors. In March 1992, the Company completed its initial public offering. The Company's stock trades on the Nasdaq Stock Market under the symbol PCOL.

The Company designs, manufactures and markets patient monitoring instruments and systems utilizing innovative design, advanced software concepts and leading electronic technology. The Company's products are designed to address hospitals' needs for more efficient and flexible utilization of patient monitoring equipment. The Company's Propaq monitors, including the Propaq monitors (100 Series) and the Propaq Encore (200 Series) monitors, combine multiple physiologic measurement and display capabilities in a single lightweight, rugged instrument, permitting the use of the monitor in a variety of patient care applications. The Company's Acuity central station further increases monitoring flexibility by allowing a clinician to observe and control up to 60 Propaq monitors from a dedicated Sun Microsystems UNIX-based workstation.

In 1996 the Company acquired Pryon Corporation ("Pryon"), a supplier of capnography (CO2 monitoring) products to medical instrument manufacturers. In the third quarter of 1998, the Company relocated the operations of Pryon from Menomonee Falls, Wisconsin to its corporate headquarters in Beaverton, Oregon. Pryon was formally merged into Protocol Systems, Inc., effective December 31, 1998. The Company continues to supply capnography (CO2 monitoring) products to medical instrument manufacturers under the Pryon-tm- label. Capnography is the measurement and graphical display of carbon dioxide concentration, or partial pressure appearing at a patient's airway. Since 1989, over 35,000 CO2 systems have been sold.

The Company operates in a single industry segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales of the Company's products by geographic region are shown in the notes to the consolidated financial statements.


MARKET FOR PATIENT MONITORING EQUIPMENT
The principal purchasers of patient monitoring equipment are hospitals; other customers include outpatient surgery centers, subacute care centers, clinics, physician offices and emergency transportation units.

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

LOW-END SYSTEMS. As medical monitoring manufacturers began to network their portable bedside monitors, the low-end systems market segment emerged. These systems allow for cost-effective, continuous monitoring of non-ICU patients. The Company's Acuity central station, with its central monitoring capability, is designed to meet the requirements of this market segment. Subsequent enhancements to the Acuity software, including arrhythmia detection, ST segment analysis, and 96-hour full disclosure capabilities, have expanded the potential applications for the Company's monitoring system.

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

STAND-ALONE MONITORS. This market segment includes stand-alone units which are not connected to a central monitoring station. They are often used in areas such as operating, emergency and recovery rooms as well as labor and delivery units. In these environments, the monitoring needs arise from specific procedures and the care giver is closely involved with the patient. While some stand-alone monitors include multiple physiologic capabilities, many measure only one parameter. The Company's QuikSigns-tm- monitor would be classified as a stand alone monitor.

PRODUCTS

The Company believes that its products presently address a significant portion of the worldwide patient vital sign monitoring market. The Company's highly portable multiple-parameter monitors and ECG telemetry transmitters networked to Acuity central workstations allow hospitals to realize the benefits of Flexible Monitoring-tm-. Flexible Monitoring allows hospitals to constantly reconfigure their monitoring capability in order to match vital signs monitoring with patient acuity levels in the most cost-effective way without compromising the quality of patient care.

PROPAQ MONITORS AND OPTIONS. The Company's principal product line, Propaq portable patient monitors, is used in hospitals, outpatient surgery centers, clinics, physician offices and emergency transportation units to obtain and display current physiologic patient information. This information enables health care providers to continuously evaluate the patient's condition and to assist the clinician in determining the proper medication or treatment necessary to promote the patient's recovery. Propaq monitors lead the industry in terms of weight, durability and battery life for any comparably configured monitor. Propaq 100 Series monitors are available in multiple configurations and can measure ECG; blood pressure, both invasively and non-invasively; arterial blood oxygen saturation level (pulse oximetry); end-tidal CO2 (ETCO2); and body temperature. Propaq monitors are available in nine languages: English, German, French, Spanish, Japanese, Dutch, Swedish, Portugese and Italian.

The Company introduced the second generation Propaq monitor, the Propaq Encore, in 1995. The Propaq Encore retains all of the monitoring capabilities and portability of the 100 Series Propaq monitor. In addition, the Propaq Encore monitor provides a brighter, higher resolution display, an enhanced user interface, respiration monitoring using impedance pneumography, diagnostic level 5-lead ECG monitoring capability and mainstream and/or sidestream Carbon Dioxide (CO2) monitoring. Propaq Encore monitors can be configured to monitor neonatal, pediatric or adult patients.

In December 1998, the Company introduced Smartcuf-tm- technology that further increases the Propaq Encore's reliability and accuracy by filtering artifact for even more reliable non-invasive blood pressure (NIBP) measurements. The patented software synchronizes its NIBP readings with the patient's ECG which eliminates the "noise" affecting blood pressure measurement created by external stimuli such as patient motion or vibration, delivering more accurate blood pressure measurements.

The Company introduced the Modem Propaq monitor in 1997. This monitor provides all the functionality of the Propaq 100 series and Propaq Encore monitors and is able to transmit multiple patient vital signs data via a simple telephone modem to the Acuity central station. The Modem propaq gives the health care provider the flexibility to remotely monitor patients located both inside and outside the hospital from a central nursing station.

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

Full disclosure, arrythmia and ST segment analysis options are available with the Flexible Monitoring System. The full disclosure software version for the Acuity central station provides the ability to capture and later retrieve each second of patient vital signs data for the previous 96-hour period. The arrhythmia detection software option enables the system to detect various types of ventricular and life-threatening arrhythmias in a patient, classify the detected arrhythmias by category and provide an alarm when appropriate. Arrhythmia detection is often used in areas of the hospital such as emergency departments, cardiac telemetry units, step-down units and intermediate or transitional care units. The ST Segment Analysis software option analyzes the ST Segment of a patient's ECG for changes that may indicate myocardial ischemia or injury.

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

In November 1998, the Company introduced the Data Critical StatView-tm-Patient Alarm Notification capability which provides wireless wide-area patient alarm notification and vital signs data from the Acuity central station to caregivers. The StatView device, about the size of a credit card, acquires patient alarm and vital signs data remotely from the Acuity System, and within 10 seconds of a patient alarm displays the six-second ECG waveform representing the data that caused the alarm, the patient's name and location. This device can also access other vital signs data including heart rate, CO2 and SpO2.

PROTOCOL CORDLESS TELEMETRY SYSTEM. The telemetry option provides wireless communication of ECG signals by radio frequency (RF) waves from a portable transmitter, generally worn by an ambulating patient, to an Acuity central station and/or Propaq monitor.

QUIKSIGNS MONITOR. In 1997, the Company entered into an agreement with Welch Allyn, Inc. under which Welch Allyn manufactures the QuikSigns monitor under the Company's name and provides the Company with exclusive U.S. hospital distribution and marketing rights. The QuikSigns product is a spot-check patient monitor that adds to the breadth of Protocol's product line, and is ideal for gathering routine and procedural vital signs data. The instrument quickly and non-invasively monitors blood pressure, blood oxygen and temperature, and features data storage and printing capabilities.

OEM PRODUCTS. The Company manufactures solutions for CO2 monitoring applications under the Pryon label that include mainstream and sidestream CO2 sensors for OEM applications as well as stand-alone monitors. The sidestream CO2 sensor and related hardware and software are used with non-intubated patients in applications such as post-ventilator patient assessment, conscious sedation, acute asthma assessment in the emergency room, assessment of patient conditions on BiPAP and other applications. The mainstream CO2 sensors and related hardware and software are used in hospital venues for intubated patients. The Pryon label also includes a line of consumable products that are used in conjunction with its CO2 sensors.

The stand-alone CO2 monitors include the SC-300 CO2 Monitor, an instrument containing both mainstream and sidestream CO2 monitoring modalities. A follow-up product, the SC-210 CO2 Monitor, was introduced in 1995. This device utilizes the SC-300 platform and provides sidestream monitoring. The Company plans to expand its OEM business under the Pryon label through the offering of a wider range of technologies currently under development.

MARKETING AND DISTRIBUTION

DOMESTIC. The Company markets its products domestically through both Company-employed sales representatives and independent distributors. The Company's domestic sales managers supervise its direct sales representatives and independent distributors, in a defined geographic area. The SC-210 and SC-300 monitors are sold through independent distributors while OEM subassemblies and accessories are sold directly to OEM customers. The Company intends to continue to use a combination of direct sales representatives and independent distributors based on the most effective sales approach for each territory.

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

In 1990, the General Services Administration approved the Company's Propaq monitors for purchase by United States government agencies, including the armed forces and Veterans' Administration hospitals. The Company's products were added to the U.S. Government's international supply schedule in 1992. In 1995, the Company received approval from the U. S. Air Force for in-flight use of the 100 Series Propaq monitor. In 1997, the Propaq Encore was approved for use during all phases of flight on all U.S. Air Force aircraft.

The Company's national accounts managers negotiate and manage the Company's group contracts with organizations such as AmeriNet, MAGNET, Kaiser Permanente and others. In 1997, the Company was awarded a two-year contract with Shared Services Healthcare, Inc. to offer monitoring products to over 1,000 purchasing affiliates of the group. In February 1998, the Company signed an exclusive 3-year purchasing agreement with American Medical Response, the largest ambulance service and emergency physician practice manager in the U.S. The Company has group contracts which include more than half of the acute care hospitals in the U.S.

The Company has developed a financial modeling tool called Proforma-tm- to help hospitals evaluate the financial impact of Flexible Monitoring on the institutions. Proforma facilitates sales of Flexible Monitoring systems by helping customers re-engineer their patient flow thereby helping the hospital lower patient care costs.

INTERNATIONAL. The Company markets its products internationally through independent distributors covering all major European and Pacific Rim markets and has sold its products in over 90 countries. The agreements with these distributors generally provide the exclusive right to sell the Company's products in a specific geographic area or country subject to certain performance requirements. A team of international sales managers supervise, assist and train this network of international distributors. The Company believes that its ability to meet foreign regulatory requirements and provide monitors in nine foreign languages is an important international marketing advantage.

During 1998, the Company provided direct sales and service through two wholly owned subsidiaries: Protocol Systems, S.A.R.L. and Protocol Systems, GmbH, operating in France and Germany, respectively. On December 31, 1998, the Company announced that these subsidiary offices and direct sales organizations would be shut-down. In February 1999, the Company announced that it has entered into a four-year marketing and representation agreement with Medtronic Physio-Control ("Physio"), that gives Physio exclusive marketing, distribution and service rights for the Company's Propaq and Acuity patient monitoring instruments and systems in France and most of Germany.

OEM. The Company's marketing strategy is to establish and develop OEM customer relationships with U.S. and international patient monitoring systems manufacturers. OEM customers include Nellcor Puritan Bennett, SpaceLabs Medical, Medical Data Electronics, GE Marquette Medical Systems, Inc., Datex-Ohmeda, Marquette Hellige GmbH, Nihon Kohden, NEC Medical Equipment, G. Stemple GmbH, and others.

CUSTOMER SUPPORT. The Company maintains a technical support group to provide clinical in-service, installation, repair and technical training services in support of both direct and distributor sales. Technical support offices are currently maintained in Beaverton, Oregon, the United Kingdom, and Asia/Pacific (New Zealand). The Company provides maintenance and repair classes for distributors and the biomedical engineering personnel of its hospital customers. In addition, Protocol has developed a "Partners in Care" program designed to provide clinical education and training to customers installing Flexible Monitoring systems. The services of Sun Microsystems and its third-party maintenance affiliates are available to support the Acuity central station.

WARRANTIES. The Company warrants its products sold from one to three years depending on product category and geography (domestic vs. international). Optional extended warranty and service contracts are available for all Propaq products and the Acuity central stations.

BACKLOG. The majority of customer orders are filled within 30 days of order receipt. As a result, the Company's order backlog is not significant and the Company does not believe backlog is an accurate indication of future sales.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts focus on developing new products and expanding the capabilities of existing products. The Company's research and development staff consists of 63 individuals with collective expertise in analog and digital circuit design, software design, networking and communications, mechanical and packaging design, mathematics, medical and clinical sciences, and optics and display technology. During 1998, 1997 and 1996, research and development expenses, net of reimbursed expenditures, were $8.3 million, $8.7 million, and $8.7 million, respectively.

MANUFACTURING

The Company's manufacturing operations consist of procurement and inspection of components, final assembly of electronic components and extensive testing of finished products. The Company uses subcontractors for the fabrication and assembly of printed circuit boards. By using this approach, the Company reduces its capital and employee requirements and can more easily and rapidly adopt emerging manufacturing technologies.

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

Quality and reliability are emphasized in the design and manufacture of the Company's products. The Company believes it manufactures its products according to criteria that meet or exceed the requirements of all applicable domestic and foreign regulations and standards. The Company's products undergo thorough quality inspection and testing throughout the manufacturing process. In addition, the Company's quality assurance group inspects, operates and verifies calibration and conformance with the customer order of all products prior to shipment.

The Company's Beaverton, Oregon manufacturing facility received ISO 9001 and EN 46001 certifications in January 1998 for its engineering and design practices, along with the ISO 9002 re-certification for the production of patient vital sign monitoring systems. In September 1998, the Company successfully completed an unannounced Good Manufacturing Practices (GMP) audit by the FDA. The audit was completed with no adverse observations and without the issuance of Form 483.

In the third quarter of 1998, the Company moved its Pryon manufacturing facility from Menomonee Falls, Wisconsin to Beaverton, Oregon. Pryon's Menomonee Falls facility received ISO 9001 and EN 46001 certifications in 1995, and achieved self certification status per Annex II of the Medical Device Directive in 1996. In December 1998, Pryon's notified body completed an audit of the new Beaverton manufacturing line for SC-300 and SC-210 monitors with no adverse findings.

COMPETITION

The patient monitoring market is intensely competitive and characterized by rapidly evolving technology. Selling its products in multiple market segments, the Company faces a broad range of competitors, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. The Company's principal competitors are Datascope Corporation, Hewlett-Packard Co., GE Marquette Medical Systems, Medical Data Electronics, Inc., Siemens Medical Electronics, and Spacelabs Medical, Inc. Principal OEM competitors include Novametrix, Andros and Oridion. In addition to the Company's existing competitors, other medical and electronic equipment companies could enter the markets in which the Company competes.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns or has rights to eleven U.S. patents, and has seven U.S. patent applications pending related to the design and manufacture of patient monitoring instruments. The Company owns or has the rights to six foreign patents. The Company also owns eleven U.S. registered trademarks, has three U.S. trademark registration applications pending, and owns eight registered trademarks in various countries. In addition, the Company holds copyrights with respect to its proprietary software. Under the Pryon product label, the Company owns or has the rights to two U.S. patents and has one U.S. patent application pending. Although the Company has such proprietary rights, it believes that its success depends more upon the innovative skills and technical competence of its management and employees in responding to customer needs and changing markets than upon ownership of such rights.

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

EMPLOYEES

As of December 31, 1998, the Company had 353 employees, including 63 in research and development, 131 in manufacturing, 127 in marketing and sales and 32 in administration. The Company's future success will depend, in part, on its continued ability to attract and retain qualified personnel. None of the Company's employees are represented by collective bargaining groups and the Company considers its relationships with employees to be good.


ITEM 2. PROPERTIES

The Company's principal office is located in Beaverton, Oregon. The Company leases approximately 85,000 square feet at the Beaverton, Oregon location under a lease that expires in December 2005. The primary manufacturing, warehousing, research and development, sales, marketing and administrative activities of the Company are conducted from this facility which is nearly fully utilized and maintained in good condition. The Company believes that the properties subject to the lease and additional office space available under lease options will be sufficient to accommodate its operations for the near term.

ITEM 3.  LEGAL PROCEEDINGS

In 1990, the Company entered into a development and supply agreement with Gensia, Inc. to develop and supply a closed-loop drug delivery and monitoring device ("GenESA device"), which was amended in December 1997. In April 1998, the Company was informed that Gensia plans no additional purchases of the GenESA device under the supply agreement with the Company which provided for the purchase of devices through the year 2002. On July 15, 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and is seeking damages of approximately $10 million. This case was filed with the U.S. District Court for the District of Oregon (Case No. CV98-1006-AA).


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock began trading on the Nasdaq Stock Market under the symbol PCOL on March 24, 1992 following the Company's initial public offering. As of March 26, 1999, there were 158 stockholders of record of Protocol common stock and approximately 2,800 beneficial owners of common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

Following are the range of the high and low sales prices for the Company's common stock as reported by Nasdaq:

1998 -- QUARTER ENDED:                 HIGH      LOW
------------------------------        ------    ------

December 31, 1998.................... $ 8.50    $ 6.13
September 30, 1998...................   9.63      7.88
June 30, 1998........................  10.38      7.69
March 31, 1998.......................  10.25      6.75


1997 -- QUARTER ENDED:                 HIGH      LOW
------------------------------        ------    ------

December 31, 1997.................... $12.81     $9.88
September 30, 1997...................  12.75      7.63
June 30, 1997........................   8.94      7.00
March 31, 1997.......................  14.50      8.88


During the fourth quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 19,084 shares of Common Stock were issued at exercise prices ranging from $1.32 to $2.55. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA



                                             Year Ended December 31,
(in thousands, except                        -----------------------
per share amounts)                 1998     1997     1996     1995     1994
---------------------------     -------  -------  -------  -------  --------

OPERATIONS DATA
      Sales                      $67,323  $64,094  $66,894  $59,602  $48,158
      Income from operations
       before special charges      3,252    3,316    7,377    6,010    4,098
      Income (loss) from
       operations                 (2,182)   3,316    5,005    6,010    4,098
      Net income (loss)             (675)   3,356    4,078    5,398    3,434

PER SHARE DATA
      Basic earnings (loss)
        per share                 $(0.08)    $.38     $.47     $.64     $.42
      Diluted earnings (loss)
        per share                 $(0.08)     .36      .44      .60      .40
      Weighted average number of
        shares used in the
        computation of earnings
        (loss) per share:
         Basic                     8,487    8,859    8,672    8,460    8,201
         Diluted                   8,487    9,253    9,373    9,004    8,639
      Dividends declared              --       --       --       --       --

BALANCE SHEET DATA
      Cash and investments       $18,748  $25,570  $22,703  $24,267  $23,719
      Working capital             39,296   42,475   43,783   30,853   33,352
      Total assets                55,851   63,755   59,045   57,220   48,196
      Long-term debt and capital
        lease obligations,
        excluding current
        maturities                    --       --       --    1,795      156
      Shareholders' equity        47,746   55,678   51,309   46,793   39,426

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

1998 COMPARED TO 1997
---------------------

SALES. Sales increased 5.0% to $67.3 million in 1998 from $64.1 million in 1997. The increase in sales was primarily attributable to an increase in instrument sales (including the Propaq and Propaq Encore monitors and monitor options) in 1998 largely due to an increase in unit sales of Propaq Encore monitors to the U.S. military. Sales of the QuikSigns monitor, accessories, and systems, including the Acuity central workstation, also increased in 1998.

Domestic sales, excluding military revenues and Original Equipment Manufacturer (OEM) sales of Pryon OEM products and GenESA devices, decreased 0.8% to $34.5 million (51.3% of total sales) in 1998 from $34.8 million (54.3% of total sales) in 1997. U.S. military revenues increased 207.2% to $10.4 million (15.5% of total sales) in 1998 from $3.4 million (5.3% of total sales) in 1997. The Company attributes the increase in its military revenues in 1998 to the unpredictable size and timing of military patient monitoring equipment procurements.

International sales, excluding international OEM sales of Pryon OEM products and GenESA devices, decreased 7.4% to $16.2 million (24.1% of total sales) in 1998 from $17.5 million (27.3% of total sales) in 1997. This decline in international sales was principally due to the continued strength of the U.S. dollar against foreign currencies and soft international markets, particularly in Europe and Asia.

OEM sales of Pryon OEM products and GenESA devices decreased 26.5% to $6.1 million (9.1% of total sales) in 1998 from $8.4 million (13.1% of total sales) in 1997 primarily due to a $2.1 million decrease in sales to certain of the Company's OEM customers. Additionally, there was a slight decrease in sales of GenESA devices to Gensia Automedics. Gensia began shipments of GenESA devices to Europe in early 1995 and in 1997 Gensia received clearance from the Food and Drug Administration (FDA) to market the GenESA device in the United States. In April 1998, the Company was informed that Gensia planned no additional purchases of the GenESA device under a supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and seeking damages of approximately $10 million.

Domestic sales, excluding OEM and U.S. military revenues, are expected to increase in 1999 as compared to 1998 primarily due to new sales automation processes and the introduction of new instrumentation products. Domestic system sales are expected to soften in 1999. Pryon OEM sales are expected to increase in 1999 as compared to 1998 primarily due to new OEM customers, increased demand from existing OEM customers and the introduction of new products.

GROSS PROFIT. Gross profit as a percentage of sales decreased to 50.9% in 1998 from 51.3% in 1997. The decrease in gross profit as a percentage of sales was primarily due to manufacturing inefficiencies that resulted from the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 4.3% to $8.3 million in 1998 compared to $8.7 million in 1997. This decrease was primarily the result of the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998 which resulted in a reduction in the total number of research and development employees. As a percentage of sales, research and development expenses were 12.3% in 1998 and 13.5% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 8.8% to $22.7 million in 1998 from $20.9 million in 1997. This increase resulted primarily from the establishment of direct sales organizations in Germany and France in 1998 and an increase in the number of direct sales representatives and clinical application specialists employed by the Company to expand the field sales and service operations. As a percentage of sales, selling, general and administrative expenses were 33.8% in 1998 and 32.6% in 1997.

SPECIAL CHARGES. The Company incurred special charges of $5.4 million during 1998. These special charges included $3.2 million related to the restructuring of the Company's worldwide operations, which was comprised of a $1.6 million write-down of the Universal Defibrillator Module (UDM) purchased in 1995 as part of the acquisition of Omeara Limited, $933,000 costs related to the closure of the direct sales organizations in Germany and France which include termination costs for 16 employees, lease termination costs and write-down of assets of direct sales organizations to net realizable value, and $644,000 of severance costs for 14 terminated domestic employees and a severance package for the founder and Chief Technical Officer who resigned in 1998. Additionally, special charges of $2.2 million were incurred to relocate the operations of the Company's Pryon subsidiary from Wisconsin to Oregon. These costs include employee severance, write-off of assets that will not be utilized in Oregon, lease and other contract terminations, and costs to relocate key employees as well as inventory and equipment. The relocation resulted in a reduction of 56 employees from manufacturing, engineering and administrative functions.

OTHER INCOME. Other income (net) decreased to $982,000 in 1998 from $1.1 million in 1997 primarily due to a reduction in the cash and investments balance as the Company utilized $8.9 million of its available cash to repurchase common stock in 1998.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   The benefit from income taxes was
$525,000 in 1998 compared to a provision for income taxes of $1.0 million in 1997, producing annual effective tax rates of (43.7%) and 23.5%, respectively. The difference in the effective taxes rates between 1998 and 1997 was primarily due to the significant change in pretax income (loss) caused by the special charges incurred in 1998.

NET INCOME (LOSS). The net loss in 1998 was $675,000 or $0.08 per diluted share compared to net income of $3.4 million or $0.36 per diluted share in 1997. Excluding special charges associated with the worldwide restructuring and the relocation of Pryon, net income for 1998 would have been $3.3 million or $0.39 per diluted share.

Net income exclusive of special charges is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because the worldwide restructuring and relocation of the Pryon subsidiary were unusual in nature, management believes that a measure of net income excluding the special charges is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.

1997 COMPARED TO 1996
----------------------

SALES. Sales decreased 4.2% to $64.1 million in 1997 from $66.9 million in 1996. Instrument sales (including the Propaq and Propaq Encore monitors and monitor options) decreased by $5.8 million or 12.4% from 1996. The decline in instrument sales resulted from a decrease in the unit sales of Propaq monitors, the older monitor model sold, and higher sales discounts. Sales of the Propaq Encore monitor increased from the prior year in both units and total dollars. Sales of GenESA devices to Gensia Automedics, Inc. decreased $1.8 million or 76.1% in 1997. These decreases were partially offset by an increase in sales of Acuity systems, service, accessories, and the introduction of the QuikSigns monitor in 1997. Acuity system sales increased $2.3 million or 86.7% in 1997 as a result of an increase in the number of systems sold as well as higher average selling prices due to an increase in the size and scale of individual system sales.

Domestic sales, excluding military revenues and Original Equipment Manufacturer (OEM) sales of GenESA devices and Pryon OEM products, increased 19.5% to $34.8 million (54.3% of total sales) in 1997 from $29.2 million (43.6% of total sales) in 1996. The growth in domestic sales was primarily attributable to an increase in the sales of Acuity systems and related instruments.

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

GROSS PROFIT. Gross profit as a percentage of sales decreased to 51.3% in 1997 from 54.4% in 1996. The decrease in gross profit as a percentage of sales was partially due to increased sales discounts, including discounts related to sales of refurbished instruments and an enterprise-wide upgrade of Massachusetts General Hospital's monitoring systems. As a co-developer of the Company's Acuity central monitoring system, Massachusetts General Hospital had the right to purchase certain monitoring equipment for a small markup over cost. This right expired in October 1997. Gross profit was also negatively impacted by additional warranty expenses incurred as a result of the Company's voluntary decision to replace a defective component in certain Propaq Encore monitors in 1997, as well as an increase in the percentage of sales of lower margin products including service, accessories and QuikSigns monitors.

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

SPECIAL CHARGES. In 1996, the Company incurred expenses of $2.1 million in connection with the acquisition of Pryon. Additionally, the Company incurred $275,000 in expenses in connection with the settlement of litigation regarding
the 1991 termination of the Company's former Canadian distributor.   No such
charges were incurred in 1997.

OTHER INCOME. Other income (net) increased to $1.1 million in 1997 from $999,000 in 1996 primarily due to an increase in interest income on higher cash and investments balances as well as a slightly higher rate of return on investments.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $1.0 million in 1997 from $1.9 million in 1996, representing effective tax rates of 23.5% and 32.1%, respectively. The decrease in the effective tax rate resulted primarily from the effect in 1996 of nondeductible charges related to the acquisition of Pryon. Other factors that affect the tax rate comparison include lower 1997 state taxes and increased research and experimentation tax credits created by the extension of the federal credit provisions, offset by greater tax benefits in 1996 of deferred tax valuation reserve adjustments and utilization of net operating loss carryovers.

NET INCOME. Net income in 1997 was $3.3 million or $0.36 per diluted share compared to $4.1 million or $0.44 per diluted share in 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's financial position remained strong as cash and investment balances totaling $18.7 million continued to provide the Company with a substantial source of capital and liquidity. Working capital balances decreased to $39.3 million at December 31, 1998 from $42.5 million at December 31, 1997 primarily due to the decrease in the cash and investments balances as the Company repurchased 956,000 shares of common stock at a weighted average purchase price of $9.35 per share. The repurchase of common stock by the Company also resulted in a decrease in the current ratio to 5.9:1 at December 31, 1998 from 6.5:1 at December 31, 1997.

Operating activities generated positive cash flows of $3.1 million in 1998 primarily due to income from operations before special charges of $3.3 million as well as a decrease in inventory balances. Cash of $2.1 million was used for the acquisition of property and equipment in 1998. Proceeds from stock option and stock purchase plans and related tax benefits were $1.3 million in 1998.

No significant commitments for capital expenditures have been entered into as of December 31, 1998. However, management will continue to explore opportunities for strategic relationships with other companies and the possible acquisition of technologies or businesses, all of which may require significant future outlays of cash. Management believes that the combination of current cash and investment balances and cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for 1999 and the foreseeable future.


YEAR 2000 ISSUES

The Company is in the process of assessing its computer software programs and operating systems used in its internal operations, including applications used in its financial, manufacturing equipment, and engineering design tools to determine its readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could result in a system failure or miscalculations which could have a material impact on the Company's ability to conduct its business. The Company estimates that its internal assessment of its computer software programs and operating systems will be completed by the end of the first quarter of 1999. Costs incurred by the Company to date in its assessment of internal systems have not been material, and future costs to complete this assessment are not anticipated to be material.

The Company has completed its assessment of Year 2000 compliance of each of its product lines. All configurations of instruments (instruments include Propaq and Propaq Encore monitors and all options) and their component parts have been tested and are Year 2000 compliant. Acuity software versions
3.15.05 and all Networked Acuity software versions have been tested and are Year 2000 compliant. Acuity software versions prior to 3.15.05 have a minor connectivity issue related to the Year 2000 between the Acuity central station and the monitors that can be fixed through an upgrade to the Acuity central station provided by the Company. The operation of the Acuity central station and the Propaq monitors in the Year 2000 and beyond should not be adversely affected by this connectivity issue.

The Company has also contacted most critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has received responses from approximately 65% of the suppliers contacted, all of which have indicated that their products and operations either are, or expect to be, Year
2000 compliant.   The Company will continue to follow up with suppliers who
have not yet responded to determine if there are any critical suppliers who may not be Year 2000 compliant.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and other systems used in its operations. However, there can be no assurances that unanticipated Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, there can be no assurance that Year 2000 issues of certain critical third party suppliers, including those supplying electricity, water or telephone service will not experience difficulties resulting in the disruption of service or delivery of supplies to the Company, which could adversely affect the Company's business, financial condition or results of operations. The Company will develop contingency plans for dealing with the most reasonably likely worst case scenario that would occur in the event that the Company and critical third parties fail to complete efforts to achieve Year 2000 compliance on a timely basis by the end of the third quarter of 1999.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Annual Report contain statements, including statements regarding the Company's expectation that domestic sales, excluding OEM and U.S. military revenues, and Pryon OEM sales will return to growth in 1999, and the anticipated effects of the Year 2000 issue, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.
Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to factors that could cause unforeseen increases or decreases in the expenses expected to be incurred in connection with the operations of the Pryon subsidiary in Oregon, the closure of direct sales organizations in France and Germany, the timely introduction of new products, the Company's ability to identify and remediate Year 2000 issues or the reliability of third party assessments and certifications relating to Year 2000 issues. In addition, such statements could be affected by other factors discussed elsewhere in this Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports, including the Company's Annual Report on Form 10-K, and by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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


NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning December 15, 1998. The Company has adopted SOP 98-1 during 1998. This SOP did not have a material impact on its Consolidated Financial Statements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to a small portion of its international sales. The Company minimizes its risk to foreign currency fluctuations as international sales through independent distributors are made in U.S. dollars which has helped reduce any foreign currency risk. On December 31, 1998, the Company announced that it is closing its foreign subsidiaries and direct sales operations in France and Germany which will further limit exposure to foreign exchange risk in those countries.

As of December 31, 1998, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term investments of $16.8 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its investment portfolio. The weighted average maturity of the investment portfolio may not exceed 360 days and no single investment may have a maturity date of greater than two years. The guidelines also establish credit quality standards and limit the exposure to one issue, issuer, or type of instrument. Due to these factors the exposure to market and credit risk is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
--------------------

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




/s/ David F. Bolender                           /s/ Craig M. Swanson
Chief Executive Officer, President              Vice-President Finance, Chief
  and Chairman of the Board                       Financial Officer and
                                                  Secretary

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protocol Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick, LLP

Portland, Oregon
January 22, 1999

                                 PROTOCOL SYSTEMS, INC.
             Consolidated Statements of Operations and Comprehensive Income
                        (in thousands except per share amounts)



                                                   Year ended December 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Sales                                           $67,323    $64,094    $66,894
Cost of sales                                    33,029     31,212     30,471
                                                 ------     ------     ------
   Gross profit                                  34,294     32,882     36,423

Operating expenses:
  Research and development expenses               8,304      8,675      8,754
  Selling, general and administrative expenses   22,738     20,891     20,292
  Special charges                                 5,434         --      2,372
                                                -------    -------    -------
    Total operating expenses                     36,476     29,566     31,418
                                                -------    -------    -------
    Income (loss) from operations                (2,182)     3,316      5,005

Other income (expense):
  Interest income                                 1,016      1,104      1,156
  Interest expense                                   --         --       (110)
  Other                                             (34)       (32)       (47)
                                                -------    -------    -------
    Total other income (expense)                    982      1,072        999
                                                -------    -------    -------
  Income (loss) before income taxes              (1,200)     4,388      6,004

Provision for (benefit from) income taxes          (525)     1,032      1,926
                                                -------    -------    -------
    Net income (loss)                              (675)     3,356      4,078
                                                -------    -------    -------

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustment            87        (41)       140
  Unrealized holding gain (loss) arising during
   the period                                        20          1        (14)
                                                -------    -------    -------

Other comprehensive income (loss)                   107        (40)       126
                                                -------    -------    -------
    Comprehensive income (loss)                 $  (568)   $ 3,316    $ 4,204
                                                -------    -------    -------

Earnings (loss) per share:
   Basic                                         $(0.08)   $  0.38    $  0.47
                                                -------    -------    -------
   Diluted                                       $(0.08)   $  0.36    $  0.44
                                                -------    -------    -------
Weighted average number of shares used in
 the computation of earnings (loss) per share:
   Basic                                          8,487      8,859      8,672
   Diluted                                        8,487      9,253      9,373

See accompanying notes to consolidated financial statements.

                             PROTOCOL SYSTEMS, INC.
                          Consolidated Balance Sheets
                                (in thousands)



                                                           December 31,
                                                      ---------------------
ASSETS                                                  1998         1997
                                                      --------     --------
Current assets:
  Cash and cash equivalents                           $ 8,023      $12,257
  Short-term investments                                6,680        6,524
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $420 and $358 at 1998 and 1997, respectively  17,654       15,746
    Other                                                 317          360
  Inventories                                          12,218       13,507
  Prepaid expenses and other current assets             2,469        1,750
                                                      -------      -------
        Total current assets                           47,361       50,144

Long-term investments                                   4,045        6,789
Property and equipment, net                             4,041        4,575
Other assets                                              404        2,247
                                                      -------      -------
                                                      $55,851      $63,755
                                                      -------      -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $2,584      $ 2,806
  Accrued liabilities                                   5,383        4,741
  Deferred revenue and customer deposits                   98          122
                                                      -------      -------
    Total current liabilities                           8,065        7,669

Deferred income taxes                                      40          408

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value.  Authorized
     10,000 shares; none issued and
      outstanding at 1998 and 1997                         --           --
   Common stock, $.01 par value.  Authorized
     30,000 shares; issued and outstanding
      8,207 at 1998 and 8,935 at 1997                      82           89
  Additional paid-in capital                           28,105       35,414
  Unearned compensation                                   (48)          --
  Accumulated other comprehensive income                  205           98
  Retained earnings                                    19,402       20,077
                                                      -------      -------
        Total shareholders' equity                     47,746       55,678
                                                      -------      -------
                                                      $55,851      $63,755
                                                      -------      -------

See accompanying notes to consolidated financial statements.

                                  PROTOCOL SYSTEMS, INC.
                       Consolidated Statements of Shareholders' Equity
                                     (in thousands)

                                                           Accumulated            Total
                    Common stock   Additional                 other               share-
                  -----------------  paid-in    Unearned  comprehensive Retained  holders'
                  Shares  Par value  capital  compensation    income    earnings  equity
                  ------  --------- ---------  -----------  -------- ----------- ---------
Balance at
 December 31, 1995 8,612     $86     $34,052        $--         $12    $12,643    $46,793
Common stock
 issued under
  stock purchase
   and stock
    option plans     189       2         948         --          --        --         950
Tax benefit from
 stock option
  incentive plans     --      --         531         --          --        --         531
Vesting of shares
 issued for
  purchase of
   subsidiary         --      --          92         --          --        --          92
Repurchase of
 common stock        (57)     (1)     (1,260)        --          --        --      (1,261)
Other comprehensive
 income               --      --          --         --         126        --         126
Net income            --      --          --         --          --      4,078      4,078
                  ------  --------- ---------  -----------  -------- ----------- ---------
Balance at
 December 31, 1996 8,744      87      34,363         --         138     16,721     51,309
Common stock
 issued under
  stock purchase
   and stock
    option plans     191       2         879         --          --        --         881
Tax benefit from
 stock option
  incentive plans     --      --          81         --          --        --          81
Vesting of shares
 issued for
  purchase of
   subsidiary         --      --          91         --          --        --          91
Other comprehensive
 loss                 --      --          --         --         (40)       --         (40)
Net income            --      --          --         --          --      3,356      3,356
                 ------  --------- ---------  -----------  -------- ----------- ---------
Balance at
 December 31, 1997 8,935      89      35,414         --          98     20,077     55,678
Common stock
 issued under
  stock purchase
   and stock
    option plans     213       2        1,183         --          --        --      1,185
Tax benefit from
 stock option
   incentive plans    --      --          147         --          --        --        147
Repurchase of
 common stock       (956)     (9)      (8,922)        --          --        --     (8,931)
Issuance of common
 stock under
  restricted stock
   award agreement    20      --          192       (192)         --        --         --
Amortization of
 unearned
  compensation        --      --           --        144          --        --        144
Vesting of shares
 issued for
  purchase of
   subsidiary         --      --          91         --          --        --          91
Cancellation of
 shares issued for
  purchase of
   subsidiary         (5)     --          --         --          --        --          --
Other comprehensive
 income               --      --          --         --         107        --         107
Net loss              --      --          --         --          --      (675)       (675)
                 ------  --------- --------- ------------  -------- ----------- ---------
Balance at
 December 31, 1998 8,207     $82     $28,105       $(48)       $205   $19,402     $47,746
                  ------  --------- --------- ------------  -------- ----------- ---------

See accompanying notes to consolidated financial statements.

                                 PROTOCOL SYSTEMS, INC.
                         Consolidated Statements of Cash Flows
                                    (in thousands)


                                                               Year ended December 31,
                                                         -------------------------------
                                                            1998        1997       1996
                                                         -------------------------------
Cash flows from operating activities:
  Net income (loss)                                      $  (675)    $ 3,356      $4,078

  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                          2,353       2,365       2,196
    Asset impairment                                       2,466          --          --
    Amortization of bond premium                             186         312         398
    Provision for deferred income taxes                     (562)       (250)       (125)
    Other non-cash items                                     144          --          --
    Increase (decrease) in cash resulting from changes in:
        Accounts receivable                               (1,808)       (653)         34
        Inventories                                        1,331      (1,098)     (2,530)
        Prepaid expenses and other assets                   (120)       (130)        148
        Accounts payable and accrued liabilities            (169)        569        (773)
        Deferred revenue and customer deposits               (24)        (20)         (6)
                                                         --------    --------     -------
        Net cash provided by operating activities          3,122       4,451       3,420

Cash flows from investing activities:
  Purchase of investments                                (10,871)    (14,539)     (9,683)
  Proceeds from maturity of investments                   13,292      16,715      13,764
  Acquisition of property and equipment                   (2,090)     (2,198)     (2,528)
  Expenditures for other assets                             (264)        (36)       (405)
                                                         --------    --------     --------
        Net cash provided by (used in) investing
          activities                                          67         (58)      1,148

Cash flows from financing activities:
  Proceeds from stock option and stock purchase plans
     and related tax benefits                               1,332        962       1,481
  Repurchase of  common stock                              (8,931)        --      (1,261)
  Principal payments on long-term debt                        --          --      (1,894)
                                                         --------    --------     --------
        Net cash provided by (used in) financing
          activities                                       (7,599)       962      (1,674)

Effect of exchange rates on cash and cash equivalents         176         (1)         35
                                                         --------    --------     --------
        Net increase (decrease) in cash and
          cash equivalents                                 (4,234)     5,354       2,929

Cash and cash equivalents at beginning of year             12,257      6,903       3,974
                                                         --------    --------     --------
Cash and cash equivalents at end of year                   $8,023    $12,257      $6,903
                                                         --------    --------     --------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                     --          --       $  119
                                                         --------    --------     --------
  Cash paid for income taxes                               $  989    $   933      $2,364
                                                         --------    --------     --------

Supplemental schedule of noncash financing activities:
  Increase in investment due to release of escrowed
    shares of common stock                                 $   91    $    91      $   92

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

At December 31, 1998, the fair market value of short-term and long-term investments was $10,725,000 while short-term and long-term investments stated at amortized cost were $10,672,000 resulting in an unrealized holding gain of $53,000. At December 31, 1997, the fair market value of short-term and long-term investments was $13,313,000 while short-term and long-term investments stated at amortized cost were $13,280,000 resulting in an unrealized holding gain of $33,000. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity until realized.

INVENTORIES
Inventories consist primarily of raw materials, work in process, finished goods and demonstration instruments and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis (FIFO).

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over a period of five years or the life of the lease, whichever is shorter. Depreciation expense, including amortization of capital leases, totaled $2,203,000, $2,058,000, and $1,860,000, for 1998, 1997, and
1996, respectively.

SOFTWARE DEVELOPMENT COSTS
The Company capitalizes certain software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards No. 86. These capitalized costs are amortized using the straight-line method over the estimated economic life of the software, which is not anticipated to exceed three years. The Company capitalized software development costs of $190,000, $26,000, and $205,000 in 1998, 1997, and 1996, respectively.

Amortization expense related to capitalized software development costs of $148,000, $202,000, and $244,000 was recorded in 1998, 1997, and 1996, respectively. Amortization of capitalized software costs is included in cost of sales in the consolidated statements of operations. Accumulated amortization at December 31, 1998 and 1997 was $1,063,000 and $1,314,000,
respectively.

INTANGIBLE ASSETS
Intangible assets, which are classified as other non-current assets, are stated at historical cost less accumulated amortization. The Company's intangible assets consist primarily of patents and technology rights. The patents are amortized using the straight-line method over their estimated economic lives of ten years. Amortization of the technology rights will commence upon the initial sale of the related product.

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the current exchange rate as of the balance sheet date. Revenues and expenses are translated using a weighted average exchange rate for the period presented. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are included as a separate component of consolidated shareholders' equity.

Cash flows from the foreign subsidiaries are calculated using its functional currency. As a result, changes in assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree to changes in the corresponding items on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line item in the consolidated statements of cash flows.

REVENUE RECOGNITION
Revenue is recognized and all related costs, including warranty, are recorded upon transfer of title and risk of loss to the customer which generally occurs upon product shipment.

BASIC AND DILUTED EARNINGS PER SHARE
The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding and diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

USE OF ESTIMATES
These consolidated financial statements were prepared by management in conformity with generally accepted accounting principles and necessarily include amounts which are based on management's best estimates and judgment. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain reclassifications were made to the fiscal 1997 and 1996 consolidated financial statements to conform to the fiscal 1998 presentation.

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock plans in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 to its plans covering employees and non-employee directors, and to provide pro-forma disclosures of the effects of SFAS No. 123 on net income
(loss) and earnings (loss) per share.


NOTE 2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

The components of inventories, net of
 reserve are as follows:                   December 31,
                                         1998          1997
                                       -------       -------
  Raw materials                         $4,939        $5,521
  Work in process                        2,838         2,460
  Finished goods                         2,207         3,569
  Demonstration instruments              2,234         1,957
                                       -------       -------
      Total inventories                $12,218       $13,507
                                       -------       -------

The components of property and
 equipment are as follows:
  Equipment                            $12,111       $11,732
  Furniture and fixtures                 1,910         1,757
  Leasehold improvements                   551           683
                                       -------       -------
                                        14,572        14,172
  Less accumulated depreciation
    and amortization                    10,531         9,597
                                       -------       -------
      Net property and equipment       $ 4,041       $ 4,575
                                       -------       -------

The components of accrued liabilities
 are as follows:
  Accrued salaries, wages and
   related liabilities                  $2,588        $2,375
  Accrual for special charges            1,642            --
  Reserve for warranties                   915         1,084
  Income taxes payable                      --           676
  Other liabilities                        238           606
                                        ------        ------
      Total accrued liabilities         $5,383        $4,741
                                        ------        ------

The components of accumulated other
 comprehensive income are as follows:
  Unrealized holding gain on
   investments                            $ 53           $33
  Foreign currency translation
   adjustment                              152            65
                                         -----           ---
      Total accumulated other
       comprehensive income               $205           $98
                                          ----           ---

NOTE 3.  SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. At December 31, 1998, no preferred shares were issued; however, 100,000 shares of Series D Junior Participating Preferred Stock had been designated and reserved. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

COMMON STOCK OPTIONS
Pursuant to the Company's 1998, 1992 and 1987 stock option plans, the Board of Directors has the authority to grant incentive stock options. The incentive stock options generally vest at a rate of 25% per year, with the Board having authority to accelerate the vesting schedules. The options expire ten years from the date of grant. The incentive stock option price is determined by the Board of Directors, but may not be less than the fair market value of the Company's common stock on the date of grant.

Non-statutory stock options may also be granted pursuant to the 1998 and 1992 stock option plans. The option price for the non-statutory stock options is determined by the Board of Directors on the date of grant, but generally is not less than the fair market value of the Company's common stock on the grant date. The outstanding options vest at a rate of 25% per year, with the Board having authority to accelerate the vesting schedules. Non-statutory options expire ten years from the date of grant.

On March 6, 1998, the Company's Board of Directors granted 80,000 non-statutory stock options to its newly appointed Chief Executive Officer in lieu of cash compensation. These options were not pursuant to any of the Company's stock option plans. These options vest ratably over a one year period following the grant date and expire ten years from the date of grant. These options were issued at the fair market value of the Company's common stock on the date of grant.

Under the Company's 1993 Stock Option Plan for Nonemployee Directors, each nonemployee director receives an initial option to purchase 10,000 shares of common stock immediately following the annual meeting of shareholders at which such director is first elected to the Board of Directors. The initial option grant vests ratably over a three year period. Following each subsequent annual meeting of shareholders, each nonemployee director receives an additional option, which is immediately exercisable, to purchase 3,000 shares of common stock. The option price for the non-statutory stock options granted pursuant to the plan may not be less than the fair market value of the Company's common stock at the date of grant. Each option expires ten years from the date of grant.

As of December 31, 1998, there were 300,000, 122,266 and 0 stock options available under the 1998, 1992 and 1987 option plans, respectively and 237,000 non-statutory stock options available for grant under the 1993 option plan for nonemployee directors. The Company has reserved 2,095,204 shares of common stock for future issuance pursuant to these plans.

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

EMPLOYEE STOCK PURCHASE PLAN
The 1994 Employee Stock Purchase Plan allows employees of the Company to accumulate funds of up to 10% of their cash compensation to purchase shares of the Company's common stock. Under the plan, 101,289 , 91,736, and 45,972 shares of common stock were issued in 1998, 1997, and 1996, respectively. The Company has reserved 85,234 shares of common stock for future issuance under this plan.

RESTRICTED STOCK AWARD
On April 3, 1998, the Company's Board of Directors awarded a stock grant of 20,000 common shares with weighted average per share fair value of $9.63 to the newly appointed Chief Executive Officer. These shares, together with 80,000 non-statutory stock options, were granted in lieu of any cash compensation to the Chief Executive Officer. This stock award is subject to vesting ratably over a one year period and other terms as specified at the time of issuance by a committee of the Board of Directors. Unearned compensation expense is recognized ratably over the vesting period.

STOCK REPURCHASE PLAN
On January 7, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's currently outstanding shares of common stock over a 12 month period. As of December 31, 1998, the Company has repurchased 956,000 shares of common stock.


NOTE 4.  STOCK-BASED COMPENSATION

At December 31, 1998, the Company had five plans providing for stock compensation; four fixed option plans under which options are granted to acquire company stock at exercise prices equal to 100% of the fair value of the stock as of the date the option is granted, and an employee stock purchase plan, which provides for six-month enrollment periods under which shares may be purchased at 85% of the lesser of the fair value at the beginning or end of the enrollment period. Additionally, the Company issued 80,000 options in 1998 that were not pursuant to any of the Company's stock option plans.

The Company applies APB No. 25 in accounting for these options and, accordingly, no compensation cost has been recognized with respect thereto. Had compensation cost for these options been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the proforma amounts shown in the following table:

                                                 1998      1997      1996
                                               -------    ------    ------
Net income (loss)
 (in thousands)              As reported      $  (675)    $3,356    $4,078
                             Pro forma        $(2,420)    $1,811    $3,155

Basic earnings (loss)
 per share                   As reported        $(0.08)   $ 0.38    $ 0.47
                             Proforma           $(0.29)   $ 0.20    $ 0.36

Diluted earnings (loss)
 per share                   As reported        $(0.08)   $ 0.36    $ 0.44
                             Proforma           $(0.29)   $ 0.20    $ 0.35

The pro forma information presented above includes only the effects of applying SFAS No. 123 to options granted after 1994. Because options generally vest over a number of years and additional awards are made each year, the pro forma 1998, 1997 and 1996 amounts are not representative of the effect SFAS No. 123 would have had on net income (loss) and earnings (loss) per share had it been applied to options granted prior to 1995. Similarly, the resulting pro forma compensation costs may not be representative of that expected in future years.

The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

Year ended December 31,                            1998     1997      1996
------------------------                           -----    -----     -----
  Risk-free interest rate                          5.19%    6.18%    6.14%
  Expected dividend yield                             0%       0%       0%
  Expected life (in years)                            5        5        5
  Expected volatility                                61%      60%      60%

Under the Black-Scholes option pricing model the weighted-average grant date fair value of options granted during 1998, 1997 and 1996 was $4.91, $4.80, and $8.33, respectively.

Information with respect to the Company's options for 1998, 1997 and 1996 is provided below:

                                                        Weighted-average
                               Number of shares     exercise price per share
                               ----------------     ------------------------
Balance at December 31, 1995     1,076,111                   $ 6.01
     Granted                       459,340                    14.64
     Exercised                    (142,871)                    3.49
     Cancelled                     (33,277)                   14.66
     Expired                            --                       --
                                 ---------
Balance at December 31, 1996     1,359,303                     8.51
     Granted                       535,154                     8.38
     Exercised                    (108,408)                    2.02
     Cancelled                    (408,426)                   12.93
     Expired                            --                       --
                                 ---------
Balance at December 31, 1997     1,377,623                     7.66
     Granted                       278,620                     8.76
     Exercised                    (112,083)                    3.98
     Cancelled                    (108,222)                    8.66
     Expired                            --                       --
                                 ---------
Balance at December 31, 1998     1,435,938                   $ 8.09
                                 ---------


Additional information regarding options as of December 31, 1998 is as follows:


                     Options outstanding              Options exercisable
------------- -------------------------------------  ------------------------
                            Weighted-     Weighted-                 Weighted-
  Range of                   average       average                   average
  exercise       Number     remaining      exercise      Number     exercise
   prices     outstanding      life          price     exercisable    price
------------- -------------------------------------  ------------------------
$ 0.35-$ 6.00    297,841    3.14 years     $ 3.84       297,841      $ 3.84
  6.25-  7.75    412,097    7.46 years       7.01       207,968        7.03
  7.88-  9.50    420,457    7.71 years       8.74       224,708        8.97
  9.63- 20.75    305,543    7.88 years      12.78       152,688       13.23
              -----------                            -----------
$ 0.35-$20.75  1,435,938    6.72 years     $ 8.09       883,205      $ 7.52
              -----------                            -----------


NOTE 5.  401(K) RETIREMENT INVESTMENT PLAN

The Company has a Retirement Investment Plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 25% of eligible employee's contributions on the first 5% of employee's earnings deferred. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Plan were $169,000, $170,000, and $114,000 for 1998, 1997 and 1996, respectively.

NOTE 6.  EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted computations of earnings (loss) per share. There are no reconciling items for the numerators, which consist of net income (loss) for all periods presented.

                                      For years ended December 31,
                                      ----------------------------
                                   1998            1997             1996
                              --------------   --------------   --------------
                                       Per              Per              Per
(in thousands except                  share            share            share
  per share amounts)          Shares  Amount   Shares  Amount   Shares  Amount
                              ------  ------   ------  ------   ------  ------
Basic earnings (loss)
  per share:                   8,487  ($0.08)   8,859  $0.38     8,672  $0.47
Effect of dilutive stock
  options                         --              394              701
Diluted earnings (loss)        -----            -----            -----
  per share:                   8,487  ($0.08)   9,253  $0.36     9,373  $0.44
                               -----   ------   -----  -----     -----  -----

The number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share were 1,414,000, 414,000, and 54,000 for 1998, 1997, and 1996, respectively. These options were not included in the diluted loss per share calculation in 1998 because the Company incurred a net loss for the year, whereas they were not included in the diluted earnings per share calculation in 1997 and 1996 because the options' exercise prices were greater than the average market prices of the shares.

NOTE 7.  SPECIAL CHARGES

On December 31, 1998, the Company discontinued the development of the Universal Defibrillator Module (UDM) obtained as part of its 1995 acquisition of Omeara Limited, a defibrillator design and engineering firm located in Northern Ireland, and announced a restructuring of its worldwide operations which includes the closure of its subsidiary offices and direct sales organizations in France and Germany and the elimination of 14 positions at the Company's headquarters in Beaverton, Oregon.

The Company incurred $3,188,000 of charges related to the restructuring, including a $1,610,000 write-down of the Universal Defibrillator Module (UDM), $664,000 of severance costs for terminated domestic employees and the founder and Chief Technical Officer who resigned on December 31, 1998, and $933,000 of costs to close the French and German subsidiaries. Costs to close these subsidiaries include $656,000 of employee severance benefits for 16 terminated employees, $140,000 of lease termination costs and a $137,000 write-down of the assets of the subsidiaries to net realizable value. The Company anticipates the restructuring will be completed in the first quarter of 1999.

During the third quarter of 1998, the Company relocated its wholly-owned subsidiary, Pryon Corporation, from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in order to improve operating efficiencies. This relocation included moving all Pryon operations including key management personnel and was complete by the end of the third quarter of 1998. The relocation resulted in a reduction of 56 employees from manufacturing, engineering and administrative functions. The Company incurred $2,246,000 in relocation costs in the third quarter of 1998. These costs include employee severance benefits, lease and other contract terminations, key employee, inventory and equipment relocation costs as well as a write-off of $482,000 of fixed assets and capitalized software development costs related to assets that will not be utilized by the Company's Beaverton facility.

At December 31, 1998, special charges relating primarily to employee terminations as well as lease and other contract terminations of $1,642,000 were not disbursed. The Company anticipates that these remaining balances will be expended by the end of 1999.

During 1996, the Company incurred special charges of $2,372,000 in connection with the acquisition of Pryon Corporation and the settlement of litigation regarding the 1991 termination of the Company's former Canadian distributor.

NOTE 8.  CONTINGENCIES

In 1990, the Company entered into a development and supply agreement with Gensia, Inc. to develop and supply a closed-loop drug delivery and monitoring device ("GenESA device"). This agreement was amended in December 1997. Gensia began shipments of the GenESA device to Europe in 1995 and received FDA clearance to market the product in the United States in the third quarter of 1997. In April 1998, the Company was informed that Gensia planned no additional purchases of the GenESA device under the supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and is seeking damages of approximately $10 million.


NOTE 9.  LEASES

The Company leases its primary office and manufacturing facilities in Beaverton, Oregon under a long-term operating lease which expires in December 2005. Other operating leases have been entered into in connection with the lease of additional office space and capital equipment. Minimum future rental payments under all operating leases are as follows:


             Year ending
             December 31,                         (in thousands)
             -----------                          --------------
                1999                                  $  888
                2000                                   1,034
                2001                                   1,116
                2002                                   1,076
                2003                                   1,127
                Thereafter                             2,340
                                                      ------
                 Total future minimum lease payments  $7,581
                                                      ------

Total rental expense for all operating leases was $886,000, $767,000, and $868,000, for the years ended December 31, 1998, 1997, and 1996, respectively.


NOTE 10.  INCOME TAXES

Domestic and foreign pre-tax income (loss) consists of the following:

                                           For the year ended December 31,
                                           -------------------------------
(in thousands)                               1998       1997        1996
--------------                             -------    --------     -------
 Domestic                                  $ 1,786      $4,587      $6,078
 Foreign                                    (2,986)       (199)        (74)
                                           --------     -------     -------
     Total                                 $(1,200)     $4,388      $6,004
                                           --------     -------     -------

The provision for income taxes consists of the following:

                                           For the year ended December 31,
                                           -------------------------------
(in thousands)                               1998       1997        1996
                                            -----       -----       -----
Current:
     Federal                                $  (40)     $1,080      $1,707
     Foreign                                     5           4          28
     State                                      72         198         316
                                            ------      ------      ------
                                                37       1,282       2,051
Deferred:
     Federal                                   (74)       (156)        (85)
     Foreign                                  (482)        (65)        (51)
     State                                      (6)        (29)         11
                                            ------      ------       ------
                                              (562)       (250)       (125)
                                            ------      ------       ------
          Total                             $ (525)     $1,032      $1,926
                                            ------      ------       ------


A reconciliation showing the reasons for the difference between the Company's effective tax rate and the statutory Federal income tax rate of 34% is as follows:

                                           For the year ended December 31,
                                           -------------------------------
                                             1998       1997        1996
                                            -----      -----       -----
Federal statutory rate                      (34.0%)     34.0%       34.0%
State taxes, net of federal benefit           2.3        2.5         4.0
Research and experimentation credits        (27.5)      (7.6)       (3.4)
Tax benefit of foreign sales corporation     (3.1)      (2.3)       (3.3)
Tax benefit of exempt interest income       (18.8)      (5.6)       (4.4)
Increase (decrease) in valuation allowance   34.4         --        (2.7)
Net operating loss carryovers utilized         --         --        (3.0)
Non-deductible acquisition related charges     --         --        11.3
Other, net                                    3.0        2.5         (.4)
                                            -----      -----       -----
Effective tax rate                          (43.7%)     23.5%       32.1%
                                            -----      -----       -----

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


(in thousands)
                                                    1998            1997
                                                    -----           -----
Deferred tax assets:
   Inventory valuation adjustments                 $  513          $  615
   Other non-deductible accruals                      717             770
   Net operating loss carryovers                      322             422
   Tax credit carryovers                              632             414
   Other                                              684             330
                                                    -----           -----
  Gross deferred tax assets                         2,868           2,551
      Valuation allowance                          (1,172)           (987)
                                                    -----           -----
      Deferred tax assets                           1,696           1,564
Deferred tax liabilities:
   Depreciation                                       (40)            (65)
   Intangible technology rights                        55            (405)
   Software development costs                         (84)            (28)
                                                    -----           -----
      Deferred tax liabilities                        (69)           (498)
                                                    -----           -----
Net deferred taxes                                 $1,627          $1,066
                                                    -----           -----


Net current deferred taxes - asset                 $1,667          $1,474
Net long-term deferred taxes - liability             ($40)          ($408)

The Company has established a valuation allowance for certain deferred tax assets of $1,172,000 at December 31, 1998. The valuation allowance was $987,000 and $878,000 at December 31, 1997 and 1996, respectively. The 1998 net increase of $185,000 was mainly the result of increases of $330,000 and $82,000 for excess research credits arising in 1998 and non-deductible foreign asset write-downs, respectively, offset by deletion of $232,000 of fully reserved state operating loss and tax credit carryovers. Management believes that it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets.

At December 31, 1998, the Company had available federal net operating loss carryovers of $947,000, expiring in years 2007 through 2009, and federal research and experimentation tax credit carryovers of $289,000, expiring in the years 2003 through 2010.


NOTE 11.  SEGMENT INFORMATION

The Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" during 1998. In accordance with SFAS 131 the Company has identified a single operating segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales are made primarily to hospitals and other health-care related customers. Credit risk with respect to accounts receivable is limited due to the large number and geographical dispersion (both domestically and internationally) of entities which comprise the Company's customer base. Sales to the U.S. Government were $10,410,000, $3,388,000, and $8,515,000 in 1998, 1997 and 1996, respectively. No other customer or country constituted more than 5% of total sales. Sales by geographic region were as follows for the years ended December 31:


(in thousands)                              1998        1997        1996
                                          -------     -------     -------
United States                             $49,306     $45,365     $41,588
International                              18,017      18,729      25,306
                                          -------     -------     -------
Total Sales                               $67,323     $64,094     $66,894
                                          -------     -------     -------


SUPPLEMENTARY DATA
------------------
QUARTERLY FINANCIAL SUMMARY (UNAUDITED DATA)


(in thousands except common stock                   Quarters ended
   prices and per share amounts)   ------------------------------------------------
                                    March 31    June 30  September 30  December 31
                                   ---------   --------  ------------  ------------
1998
Sales                              $14,920      $16,960      $17,530      $17,913
Gross profit                         6,913        8,967        9,478        8,936
Income (loss) from operations           39          721       (1,041)      (1,901)
Net income (loss)                      230          673         (557)      (1,021)
Basic earnings (loss) per share        .03          .08         (.07)        (.12)
Diluted earnings (loss) per share      .03          .08         (.07)        (.12)
Weighted average number of shares
 used in the computation of earnings
  (loss) per share:
    Basic                            8,794        8,501        8,389        8,267
    Diluted                          9,134        8,845        8,389        8,267

1997
Sales                              $13,193      $16,110      $17,158      $17,633
Gross profit                         6,496        8,077        9,063        9,246
Income (loss) from operations         (153)         696        1,527        1,246
Net income                              55          694        1,377        1,230
Basic earnings per share               .01          .08          .15          .14
Diluted earnings per share             .01          .08          .15          .13
Weighted average number of shares
 used in the computation of earnings
  per share:
    Basic                            8,780        8,846        8,888        8,920
    Diluted                          9,202        9,102        9,337        9,387


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned By Management and Principal Shareholders" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The following financial statements listed are included on pages indicated in the Company's 1998 Annual Report to Shareholders:

                                                                           Page #
                                                                           ------
           Report of Management                                               11

           Report of Independent Accountants for the fiscal years ended
              December 31, 1998 and 1997                                      11

           Consolidated Statements of Operations and Comprehensive
               Income - Years ended December 31, 1998, 1997 and 1996          12

           Consolidated Balance Sheets - As of December 31, 1998 and 1997     13

           Consolidated Statements of Stockholders' Equity - Years ended
              December 31, 1998, 1997 and 1996                                14

           Consolidated Statements of Cash Flows - Years ended
               December 31, 1998, 1997 and 1996                               15

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

(A) (3) EXHIBITS


Exhibit
Number                            Description
-------                           -----------
  3.1  Fourth Restated Articles of Incorporation of Protocol Systems, Inc. (1)
  3.2  Restated Bylaws of Protocol Systems, Inc. (1)
  4.0  Rights Agreement dated March 20, 1992 between Protocol Systems, Inc.
        and First Interstate Bank of Oregon, N.A.  (1)
 10.1  Original Equipment Manufacturer Agreement for Purchase and Sale of
        Pulse Oximeter Modules dated October 23, 1989 between Protocol
        Systems, Inc. and Nellcor, Incorporated, and addendum thereto dated
        January 21, 1992. (1)
 10.2  Development and Supply Agreement dated January 26, 1990 between
        Protocol Systems, Inc. and Gensia Pharmaceuticals, Inc. (1)
 10.3  Form of Indemnity Agreements between Protocol Systems, Inc. and its
        Executive Officers and Directors. (1)
 10.4  Protocol Systems, Inc. 1987 Key Employee's Incentive Stock Option Plan,
        as amended on January 21, 1992. (1)
 10.5  Protocol Systems, Inc. 1987 Non-Statutory Stock Option Plan, as amended on January 21, 1992. (1)
 10.6  Protocol Systems, Inc. 1992 Stock Incentive Plan as amended on January
        24, 1995 (4)
 10.7  Business Park Lease dated October 26, 1990 By and Among Protocol
        Systems, Inc., Koll-Copley Partners and Petula Associates and
        amendments thereto dated October 16,1991 and November 6, 1991. (1)
 10.8  Amendment to Business Park Lease between Protocol Systems, Inc., Koll
        -Copley Partners and Petula Associates dated October 6, 1993. (3)
 10.9  Amendment to Original Equipment Manufacturer Agreement for Purchase and
        Sale of Pulse Oximeter Modules dated February 25, 1993 between
        Protocol Systems, Inc. and Nellcor, Incorporated.  (3)
 10.10 Protocol Systems, Inc. 1993 Stock Option Plan for Nonemployee
        Directors. (4)
 10.11 Protocol Systems, Inc. 1994 Employee Stock Purchase Plan.  (2)
 10.12 Amendment to the Development and Supply Agreement between Protocol
        Systems, Inc. and Gensia Automatics, Inc. dated December 23, 1997  (5)
 10.13 Amendment to Business Park Lease between Protocol Systems, Inc., Koll-
        Copley Partners and Petula Associates dated December 24, 1997  (5)
 10.14 Sublease between NIKE, Inc. and Protocol Systems, Inc. dated August 13,
        1998  (10)
 10.15 Protocol Systems, Inc. 1994 Employee Stock Purchase Plan as amended on
        May 19,1998  (7)
 10.16 Protocol Systems, Inc. 1998 Stock Incentive Plan  (8)
 10.17 Protocol Systems, Inc. Non-Qualified Stock Option Agreement dated March
        6, 1998  (9)
 10.18 Protocol Systems, Inc. Restricted Stock Award Agreement dated April 3,
        1998  (6)
 10.19 Executive Employment Agreement between Protocol Systems, Inc. and Allen
        L. Oyler dated July 1, 1998  (10)
 10.20 Executive Employment Agreement between Protocol Systems, Inc. and Carl
        P. Hollstein dated July 1, 1998  (10)
 10.21 Executive Employment Agreement between Protocol Systems, Inc. and Craig
        M. Swanson dated July 1, 1998  (10)
 10.22 Executive Employment Agreement between Protocol Systems, Inc. and James
        P. Fee dated July 1, 1998  (10)
 10.23 Executive Employment Agreement between Protocol Systems, Inc. and James
        B. Moon dated July 1, 1998  (10)
 10.24 Executive Employment Agreement between Protocol Systems, Inc. and James
        P. Welch dated July 1, 1998  (10)
 10.25 Executive Employment Agreement between Protocol Systems, Inc. and
        Richard L. Roa dated July 1, 1998  (10)
 10.26 Executive Employment Agreement between Protocol Systems, Inc. and
        Donald M. Abbey dated July 1, 1998  (10)
 22.0  Subsidiaries of the Registrant
 23.0  Consent of Accountants
 27.1  Financial Data Schedule for the year ended December 31, 1998

 (1)   Incorporated herein by reference to the Company's Registration
        Statement on Form S-1 dated January 22, 1992, File No. 33-45067.
 (2)   Incorporated herein by reference to the Company's Registration
        Statement on Form S-8 dated January 24, 1994, File No. 33-74384.
 (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 (4)   Incorporated herein by reference to the Company's Registration
        Statement on Form S-4 dated April 9, 1996, File No. 333-03316.
 (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 (6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
 (7)   Incorporated herein by reference to the Company's Registration
        Statement on S-8 dated August 13, 1998, File No. 333-61423.
 (8)   Incorporated herein by reference to the Company's Registration
        Statement on S-8 dated August 13, 1998, File No. 333-61419.
 (9)   Incorporated herein by reference to the Company's Registration
        Statement on S-8 dated August 13, 1998, File No. 333-61415.
 (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


                                                   PROTOCOL SYSTEMS, INC.
                                                   -----------------------
                                                        (Registrant)

Date: March 29, 1999                          By:    /s/  David F. Bolender
                                                     -----------------------
                                                          David F. Bolender
                                                  President, Chief Executive
                                                   Officer and Chairman of the
                                                        Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                            Title                          Date
      ---------                            -----                          -----
 /s/  David F. Bolender           President, Chief Executive
----------------------            Officer and Chairman of the
      David F. Bolender           Board of Directors                  March 29, 1999
                                 (Principal Executive Officer)        --------------

 /s/  Craig M. Swanson            Vice-President, Chief Financial
----------------------            Officer and Secretary (Principal
      Craig M. Swanson            Financial and Accounting Officer)   March 29, 1999
                                                                      --------------

 /s/  Steven E. Wynne             Director                            March 29, 1999
----------------------                                                --------------
      Steven E. Wynne

 /s/  Ronald S. Newbower, Ph.D.   Director                            March 29, 1999
-------------------------------                                       --------------
      Ronald S. Newbower, Ph.D.

 /s/  Frank E. Samuel, Jr.        Director                            March 29, 1999
---------------------------                                           --------------
      Frank E. Samuel, Jr.

 /s/  Curtis M. Stevens           Director                            March 29, 1999
----------------------------                                          --------------
      Curtis M. Stevens

PROTOCOL SYSTEMS, INC.                  Schedule II

                               Valuation and Qualifying Accounts
                                        (in thousands)


                                         Additions   Additions
                             Balance at  charged to  charged to             Balance at
                             beginning   costs and     other                  end of
       Description            period     expenses    accounts   Deductions    period
                             ----------  ----------  ---------  ----------  ----------

Year ended December 31, 1996:
  Allowance for doubtful
    accounts                    $  212    $  111         --       $  71(1)    $  252
  Allowance for sales returns      100        --         --          --          100
  Inventory obsolescence and
    valuation reserves           1,063       319         --         597(2)       785
  Reserve for warranties         1,053       620         --         688(3)       985
  Reserve for product upgrades     190        54         --         241(4)         3

Year ended December 31, 1997:
  Allowance for doubtful
    accounts                    $  252    $  147         --       $  41(1)    $  358
  Allowance for sales returns      100       187         --          --          287
  Inventory obsolescence and
    valuation reserves             785       530         --         313(2)     1,002
  Reserve for warranties           985     1,177         --       1,078(3)     1,084
  Reserve for product upgrades       3       245         --          56(4)       192

Year ended December 31, 1998:
  Allowance for doubtful
    accounts                    $  358    $  114         --       $  52(1)    $  420
  Allowance for sales returns      287       134         --         181(5)       240
  Inventory obsolescence and
    valuation reserves           1,002       329         --         605(2)       726
  Reserve for warranties         1,084       511         --         680(3)       915
  Reserve for product upgrades     192       (98)        --          68(4)        26

(1) Deductions primarily represent write-offs of accounts receivable during the period.
(2) Deductions primarily represent inventory scrapped, sold or upgraded during the period.
(3) Deductions primarily represent inventory and labor costs incurred repairing products under warranty.
(4) Deductions primarily represent inventory and labor costs incurred for product upgrades performed during the period.
(5) Deductions primarily represent product returns and recognition of deferred revenue for upgrades performed during the period.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

Under the date of January 22, 1999, we reported on the consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1998. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Portland, Oregon
January 22, 1999