Form 10-Q
period 1999-03-31
PROTOCOL SYSTEMS INC/NEW
filed 1999-05-14
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   March 31, 1999

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               May 7, 1999:
                  8,323,638 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations and Comprehensive Income for
        the three months ended March 31, 1999 and 1998                    3

        Condensed Consolidated Balance Sheets
        as of March 31, 1999 and December 31, 1998                        4

        Consolidated Statements of Cash Flows for
        the three months ended March 31, 1999 and 1998                    5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-12

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                    12-13


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            14

Item 4. Submission of Matters to a Vote of Security Holders              14

Item 6. Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                               15
----------













PAGE<3>

ITEM 1. FINANCIAL STATEMENTS

                         PROTOCOL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   (in thousands except per share amounts)
                             (unaudited)



                                         Three months ended March 31,
                                               1999       1998
                                              ------     ------
Sales                                        $14,299    $14,920
Cost of sales                                  7,344      8,007
                                             -------    -------
    Gross profit                               6,955      6,913

Operating expenses:
  Research and development expenses            1,505      1,859
  Selling, general and administrative
   expenses                                    4,745      5,015
                                             -------    -------
    Total operating expenses                   6,250      6,874
                                             -------    -------
    Income from operations                       705         39

Other income                                     262        280
                                             -------    -------
    Income before income taxes                   967        319

Provision for income taxes                       242         89
                                             -------    -------
    Net income                               $   725    $   230
                                             =======    =======

    Comprehensive income                     $   499    $   237
                                             =======    =======

    Basic earnings per share                 $  0.09    $  0.03
                                             =======    =======
    Diluted earnings per share               $  0.09    $  0.03
                                             =======    =======

Weighted average number of shares
used in the computation of:
    Basic earnings per share                   8,241      8,794
    Diluted earnings per share                 8,385      9,134




       See accompanying notes to condensed consolidated financial statements

PAGE<4>

                           PROTOCOL SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)
                               (unaudited)


                                                                 March 31, December 31,
                                                                   1999         1998
                                                                  ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $12,848      $ 8,023
  Short-term investments                                           1,000        6,680
  Accounts receivable - net                                       13,398       17,971
  Inventories - net                                               11,596       12,218
  Prepaid expenses and other current assets                        1,790        2,469
                                                                 -------      -------
    Total current assets                                          40,632       47,361

Long-term investments                                              9,675        4,045
Property and equipment - net                                       3,874        4,041
Other assets                                                         617          404
                                                                 -------      -------
                                                                 $54,798      $55,851
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,543      $ 2,584
  Accrued liabilities                                              3,558        5,481
                                                                 -------      -------
    Total current liabilities                                      6,101        8,065

Deferred taxes                                                         3           40

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,274 at 1999 and 8,207 at 1998            83           82
  Additional paid-in capital                                      28,505       28,105
  Unearned compensation                                               --          (48)
  Accumulated other comprehensive income (loss)                      (21)         205
  Retained earnings                                               20,127       19,402
                                                                 -------      -------
    Total shareholders' equity                                    48,694       47,746
                                                                 -------      -------
                                                                 $54,798      $55,851
                                                                 =======      =======


       See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                         Three months ended March 31,
                                                              1999         1998
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $   725      $   230

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                560          535
   Amortization of bond premium                                  31           53
   Provision for deferred taxes                                 144           91
   Other non-cash items                                          71           -
 Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                      4,501        1,621
     Inventories                                                563        1,404
     Prepaid expenses and other assets                          130          (51)
     Accounts payable and accrued liabilities                (1,304)        (670)
                                                             -------      -------
        Net cash provided by operating activities             5,421        3,213

Cash flows from investing activities:
  Purchase of investments                                   (10,030)      (3,886)
  Proceeds from maturity of investments                       9,980        1,978
  Acquisition of property and equipment                        (357)        (629)
  Expenditures for other assets                                (250)        (443)
                                                             -------      -------
        Net cash used in investing activities                  (657)      (2,980)

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                      506          743
  Repurchase of common stock                                   (128)      (4,293)
                                                            -------      -------
        Net cash provided by (used in) financing activities     378       (3,550)
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents          (317)          (5)
                                                            -------      -------

        Net increase (decrease) in cash and cash equivalents  4,825       (3,322)

Cash and cash equivalents at beginning of period              8,023       12,257
                                                            -------      -------
Cash and cash equivalents at end of period                  $12,848      $ 8,935
                                                            =======      =======

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                $    -        $   545

       See accompanying notes to condensed consolidated financial statements

                            PROTOCOL SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information.
Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories, net of reserve, are as follows:

                                               March 31,     December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
Raw materials                                  $ 4,901         $ 4,939
Work in process                                  2,493           2,838
Finished goods                                   2,060           2,207
Demonstration instruments                        2,142           2,234
                                               -------          ------
   Total inventories                           $11,596         $12,218
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               March 31,     December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
Equipment                                      $12,675         $12,111
Furniture and fixtures                           1,913           1,910
Leasehold improvements                             456             551
                                                ------          ------
                                                15,044          14,572
Less accumulated depreciation and amortization  11,170          10,531
                                                ------          ------
   Property and equipment - net                $ 3,874         $ 4,041
                                                ======          ======

ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

                                               March 31,     December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
  Accrued salaries, wages and
   related liabilities                          $2,322          $2,588
  Accrual for special charges                      187           1,642
  Reserve for warranties                           853             915
  Deferred revenue and customer deposits            85              98
  Other liabilities                                111             238
                                                ------          ------
                                                $3,558          $5,481
                                                ======          ======

On December 31, 1998, the Company incurred special charges of $3,188,000 as it discontinued the development of its defibrillator project and restructured its worldwide operations, which included the closure of its subsidiary offices and direct sales organizations in France and Germany and the elimination of 14 positions at the Company's headquarters in Beaverton, Oregon as well as the resignation of the founder and Chief Technical Officer. Cash payments during the first quarter of 1999 related to these special charges totaled $1,326,000 and consisted primarily of employee severance benefits and lease termination costs.

During the third quarter of 1998, the Company incurred special charges of $2,246,000 to relocate its wholly-owned subsidiary, Pryon Corporation, from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in order to improve operating efficiencies. The relocation resulted in a reduction of 56 employees from manufacturing, engineering, sales and administrative functions. Cash payments during the first quarter of 1999 related to these special charges totaled $129,000 and consisted of lease termination and other costs.

As of March 31, 1999, special charges relating primarily to lease and other contract terminations of $187,000 were not disbursed. The Company anticipates that these remaining balances will be expended by the end of 1999.

INCOME TAXES

The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the Federal statutory rate primarily because of the provision for state income taxes, utilization of the Company's federal net operating loss carryovers, the benefit of the Company's research and experimentation tax credits, the benefit of the Company's foreign sales corporation and tax-exempt interest income earned on investments.

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

COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income:

                                           Three months ended March 31,
(in thousands)                                  1999        1998
-----------------------------------------------------------------------
Net income                                   $   725    $   230

 Other comprehensive income, net of tax
    Foreign currency translation
     adjustments                                (158)        10
    Unrealized holding loss arising
     during the period                           (68)        (3)
                                             -------    -------
 Other comprehensive income (loss)              (226)         7
                                             -------    -------

Comprehensive income                         $   499    $   237
                                             =======    =======


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


SEGMENT INFORMATION

In accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" the Company functions as a single operating segment:
the design, manufacture, sale and servicing of medical instruments and systems. Sales are made primarily to hospitals and other health-care related customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales. Sales for the first quarter of 1999 decreased 4.2% to $14.3 million from $14.9 million for the first quarter of 1998.

Domestic sales, excluding military revenues and Original Equipment Manufacturer ("OEM") sales of Pryon OEM products and GenESA devices, increased slightly to $7.8 million (54.2% of total sales) in the first quarter of 1999 from $7.7 million (51.7% of total sales) in the first quarter of 1998.

U.S. military revenues increased 104.1% to $693,000 (4.8% of total sales) in the first quarter of 1999 from $339,000 (2.3% of total sales) in the first quarter of 1998. The Company attributes the increase in its military revenues in the first quarter of 1999 to the unpredictable size and timing of military patient monitoring equipment procurements.

International sales, excluding international OEM sales of Pryon OEM products and GenESA devices, decreased 13.8% to $4.1 million (28.5% of total sales) in the first quarter of 1999 from $4.7 million (31.7% of total sales) in the first quarter of 1998. This decrease in international sales was principally due to the continued strength of the U.S. dollar against foreign currencies and soft international markets, particularly in Europe and Asia, and the reorganization of the Company's direct sales organization in Europe.

OEM sales of Pryon OEM products and GenESA devices decreased 17.0% to $1.8 million (12.4% of total sales) in the first quarter of 1999 from $2.1 million (14.3% of total sales) in the first quarter of 1998 primarily due to a $496,000 decrease in sales of GenESA devices to Gensia Automedics, Inc. In April 1998, the Company was informed that Gensia planned no additional purchases of the GenESA device under a supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement and seeking damages of approximately $10 million. This decrease was partially offset by an increase in sales of Pryon OEM products.

Gross profit. As a percentage of sales, gross profit increased to 48.6% in the first quarter of 1999 from 46.3% in the first quarter of 1998. The increase in gross profit was due primarily to lower manufacturing overhead caused by a higher production volume in the first quarter of 1999. Production volume was low during the first quarter of 1998 as finished good inventory levels were high at the end of 1997.

Research and development. Research and development expenses decreased 19.1% to $1.5 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998. This decrease was primarily the result of the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998 which resulted in a reduction in the total number of research and development employees. As a percentage of sales, research and development expenses decreased to 10.5% in the first quarter of 1999 from 12.5% in the first quarter of 1998.

Selling, general and administrative. Selling, general and administrative expenses decreased 5.4% to $4.7 million in the first quarter of 1999 from $5.0 million in the first quarter of 1998. This decrease resulted primarily from the closure of direct sales organizations in Germany and France initiated in 1998 and the reduction in the number of administrative employees as a result of the relocation of the Pryon operations from Wisconsin to Oregon in 1998.
As a percentage of sales, selling, general and administrative expenses decreased to 33.2% in the first quarter of 1999 from 33.6% in the first quarter of 1998.

Other income. Other income decreased 6.3% to $262,000 in the first quarter of 1999 from $280,000 in the first quarter of 1998 primarily due to a reduction in the cash and investments balance as the Company utilized $9.1 million of its available cash to repurchase common stock in 1998 and the first quarter of 1999.

Provision for income taxes. The provision for income taxes increased to $242,000 in the first quarter of 1999 from $89,000 in the first quarter of 1998 representing effective tax rates of 25.0% and 28.0%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the first quarter of 1999 than in the first quarter of 1998 primarily due to the expected utilization of the Company's net operating loss carryover in 1999.

Net income. Net income in the first quarter of 1999 was $725,000 or $0.09 per diluted share compared to net income of $230,000 or $0.03 per diluted share in the first quarter of 1998. The increase in net income is primarily due to reduced operating expenses as a result of the relocation of the Pryon manufacturing facility and the world-wide restructuring in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of March 31, 1999 with working capital balances of $34.5 million and a current ratio of 6.7:1 as compared to working capital of $39.3 million and a current ratio of 5.9:1 at December 31, 1998. Cash flow from operating activities for the first three months of 1999 was $5.4 million as compared to $3.2 million for the first three months of 1998. The increase in cash flow from operations was primarily due to an increase in collections of accounts receivable.

In January 1998 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 1,000,000 outstanding shares of the Company's common stock. During the first quarter of 1999, the Company repurchased 18,000 shares of its common stock, for a total of 974,000 shares repurchased under the stock repurchase plan. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

YEAR 2000 ISSUES

The Company has substantially completed its assessment of its computer software programs and operating systems used in its internal operations, including applications used in its financial, manufacturing equipment, and engineering design tools to determine its readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could result in a system failure or miscalculations which could have a material impact on the Company's ability to conduct its business. Costs incurred by the Company to date in its assessment of internal systems were not material.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements, including the anticipated effects of the Year 2000 issue, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to factors that could cause unforeseen increases or decreases in the expenses expected to be incurred in connection with the operations of the Pryon subsidiary in Oregon, the closure of direct sales organizations in France and Germany, the timely introduction of new products, the Company's ability to identify and remediate Year 2000 issues or the reliability of third party assessments and certifications relating to Year 2000 issues. In addition, such statements could be affected by other factors discussed in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports and by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to a small portion of its international sales. The Company minimizes its risk to foreign currency fluctuations as international sales through independent distributors are made in U.S. dollars which has helped reduce any foreign currency risk.

As of March 31, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term investments of $18.3 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

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

                          PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 28,412 shares of Common Stock were issued at an exercise prices ranging from $1.62 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits: 27.1 Financial Data Schedule
(b)  No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: May 14, 1999                                 By  /s/ David F. Bolender
                                                       ---------------------
                                                       David F. Bolender
                                                       Chief Executive
                                                       Officer, President
                                                       and Chairman of the
                                                       Board of Directors

                                                   By  /s/ Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer