Form 10-Q
period 1999-06-30
PROTOCOL SYSTEMS INC/NEW
filed 1999-08-16
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   June 30, 1999

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               August 11, 1999:
                  8,228,956 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations and Comprehensive Income for
        the three and six months ended June 30, 1999
        and 1998                                                         3

        Condensed Consolidated Balance Sheets
        as of June 30, 1999 and December 31, 1998                        4

        Condensed Consolidated Statements of Cash
        Flows for the six months ended June 30, 1999
        and 1998                                                         5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-13

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                      14


PART II  OTHER INFORMATION
--------------------------

Item 2. Changes in Securities                                            15

Item 4. Submission of Matters to a Vote of Security Holders              15

Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                               16
----------

ITEM 1. FINANCIAL STATEMENTS

                         PROTOCOL SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (in thousands except per share amounts)
                             (unaudited)



                                   Three months ended June 30,  Six months ended June 30,
                                       1999       1998             1999        1998
                                      ------     ------           ------      ------
Sales                                 $16,753    $16,960          $31,052     $31,880
Cost of sales                           8,704      7,993           16,048      16,000
                                      -------    -------          -------     -------
    Gross profit                        8,049      8,967           15,004      15,880

Operating expenses:
  Research and development              1,573      2,052            3,078       3,911
  Selling, general and administrative   4,941      6,193            9,686      11,208
                                      -------    -------          -------     -------
    Total operating expenses            6,514      8,245           12,764      15,119
                                      -------    -------          -------     -------
    Income from operations              1,535        722            2,240         761

Other income                              229        213              491         493
                                      -------    -------          -------     -------
    Income before income taxes          1,764        935            2,731       1,254

Provision for income taxes                441        262              683         351
                                      -------    -------          -------     -------
    Net income                        $ 1,323    $   673          $ 2,048     $   903
                                      =======    =======          =======     =======

    Comprehensive income              $ 1,204    $   654          $ 1,703     $   891
                                      =======    =======          =======     =======

    Basic earnings per share          $  0.16    $  0.08          $  0.25     $  0.10
                                      =======    =======          =======     =======
    Diluted earnings per share        $  0.16    $  0.08          $  0.24     $  0.10
                                      =======    =======          =======     =======

Weighted average number of shares
used in the computation of:
    Basic earnings per share            8,314      8,501            8,278       8,647
    Diluted earnings per share          8,453      8,845            8,418       8,988

       See accompanying notes to condensed consolidated financial statements

                          PROTOCOL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)
                             (unaudited)


                                                                  June 30, December 31,
                                                                   1999         1998
                                                                  ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $13,352      $ 8,023
  Short-term investments                                           1,001        6,680
  Accounts receivable - net                                       15,950       17,971
  Inventories - net                                               10,882       12,218
  Prepaid expenses and other current assets                        1,581        2,469
                                                                 -------      -------
    Total current assets                                          42,766       47,361

Long-term investments                                              9,245        4,045
Property and equipment - net                                       4,072        4,041
Other assets                                                         563          404
                                                                 -------      -------
                                                                 $56,646      $55,851
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,974      $ 2,584
  Accrued liabilities                                              3,440        5,481
                                                                 -------      -------
    Total current liabilities                                      6,414        8,065

Deferred taxes                                                        16           40

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,342 at 1999 and 8,207 at 1998            83           82
  Additional paid-in capital                                      28,823       28,105
  Unearned compensation                                               --          (48)
  Accumulated other comprehensive income (loss)                     (140)         205
  Retained earnings                                               21,450       19,402
                                                                 -------      -------
    Total shareholders' equity                                    50,216       47,746
                                                                 -------      -------
                                                                 $56,646      $55,851
                                                                 =======      =======

       See accompanying notes to condensed consolidated financial statements

                                    PROTOCOL SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                          Six months ended June 30,
                                                              1999         1998
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $ 2,048      $   903

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,115        1,137
   Amortization of bond premium                                  56           32
   Provision for deferred taxes                                 350          101
   Other non-cash items                                          71           48
 Increase (decrease) in cash resulting from
    changes in:
     Accounts receivable                                      1,917         (501)
     Inventories                                              1,255        1,390
     Prepaid expenses and other assets                           57         (118)
     Accounts payable and accrued liabilities                  (811)      (1,292)
                                                             -------      -------
        Net cash provided by operating activities             6,058        1,700

Cash flows from investing activities:
  Purchase of investments                                   (12,174)      (6,843)
  Proceeds from maturity of investments                      12,488        8,115
  Acquisition of property and equipment                      (1,024)      (1,028)
  Expenditures for other assets                                (250)        (265)
                                                             -------      -------
        Net cash used in investing activities                  (960)         (21)

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                      825          740
  Repurchase of common stock                                   (128)      (6,140)
                                                            -------      -------
        Net cash provided by (used in) financing activities     697       (5,400)
                                                            -------      -------

Effect of exchange rates on cash and cash equivalents          (466)         (14)
                                                            -------      -------

        Net increase (decrease) in cash and cash equivalents  5,329       (3,735)

Cash and cash equivalents at beginning of period              8,023       12,257
                                                            -------      -------
Cash and cash equivalents at end of period                  $13,352      $ 8,522
                                                            =======      =======

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                 $    34      $   739

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


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories, net of reserve, are as follows:

                                           	   June 30,     December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
Raw materials                                  $ 4,693         $ 4,939
Work in process                                  2,296           2,838
Finished goods                                   2,134           2,207
Demonstration instruments                        1,759           2,234
                                               -------          ------
   Total inventories                           $10,882         $12,218
                                               =======          ======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               June 30,     December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
Equipment                                      $13,264         $12,111
Furniture and fixtures                           1,918           1,910
Leasehold improvements                             458             551
                                                ------          ------
                                                15,640          14,572
Less accumulated depreciation and amortization  11,568          10,531
                                                ------          ------
   Property and equipment - net                $ 4,072         $ 4,041
                                                ======          ======

ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

                                               June 30,     December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
  Accrued salaries, wages and
   related liabilities                          $2,068          $2,588
  Accrual for special charges                      138           1,642
  Income taxes payable                             134               -
  Reserve for warranties                           835             915
  Deferred revenue and customer deposits            77              98
  Other liabilities                                188             238
                                                ------          ------
                                                $3,440          $5,481
                                                ======          ======

On December 31, 1998, the Company incurred special charges of $3,188,000 as it discontinued the development of its defibrillator project and restructured its worldwide operations, which included the closure of its subsidiary offices and direct sales organizations in France and Germany and the elimination of 14 positions at the Company's headquarters in Beaverton, Oregon as well as the resignation of the founder and Chief Technical Officer. Cash payments during the first six months of 1999 related to these special charges totaled $1,330,000 and consisted primarily of employee severance benefits and lease termination costs.

During the third quarter of 1998, the Company incurred special charges of $2,246,000 to relocate its wholly-owned subsidiary, Pryon Corporation, from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in order to improve operating efficiencies. The relocation resulted in a reduction of 56 employees from manufacturing, engineering, sales and administrative functions. Cash payments during the first six months of 1999 related to these special charges totaled $174,000 and consisted primarily of lease termination, employee severance benefits and employee relocation costs.

As of June 30, 1999, special charges of $138,000 which related primarily to certain contract terminations due to the relocation of Pryon Corporation were not disbursed. The Company anticipates that these remaining balances will be expended by the end of 1999.

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

BASIC AND DILUTED EARNINGS PER SHARE

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" basic earnings per share is computed using the weighted average number of common shares outstanding and diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

COMPREHENSIVE INCOME

                               Three months ended June 30,    Six months ended June 30,
(in thousands)                     1999       1998                1999       1998
--------------------------------------------------------------------------------------
Net income                      $ 1,323    $   673             $ 2,048      $   903

 Other comprehensive
  income; net of tax
    Foreign currency
     translation adjustments        (78)       (22)               (236)         (12)
    Unrealized holding
     gain (loss)                    (41)         3                (109)           -
                                 -------    -------             -------      -------
 Other comprehensive loss          (119)       (19)               (345)         (12)
                                 -------    -------             -------      -------

Comprehensive income            $ 1,204    $   654             $ 1,703      $   891
                                 =======    =======             =======      =======

SUBSEQUENT EVENT

On August 2, 1999 the Company reached a settlement with SICOR, Inc. (formerly Gensia Sicor, Inc.) relating to litigation the Company commenced against Gensia Sicor, Inc. and Gensia Automedics in July 1998 alleging they breached a development and supply agreement to develop and supply a closed-loop drug delivery and monitoring device ("GenESA device"). Under terms of this settlement, SICOR, Inc. and Gensia Automedics have agreed to pay the Company a total of $3.7 million over the next two years.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1999 vs. Second Quarter 1998
-------------------------------------------

Sales. Sales for the second quarter of 1999 decreased 1.2% to $16.8 million from $17.0 million for the second quarter of 1998.

Domestic sales, excluding Original Equipment Manufacturer ("OEM") sales of Pryon OEM products, decreased 4.3% to $12.0 million (71.9% of total sales) in the second quarter of 1999 from $12.6 million (74.2% of total sales) in the second quarter of 1998 primarily as a result of a decrease in the number of Acuity central stations and related monitors sold. This decrease was partially offset by a $1.4 million increase in U.S. military revenues.

International sales, excluding international sales of Pryon OEM products, decreased 7.9% to $2.6 million (15.4% of total sales) in the second quarter of 1999 from $2.8 million (16.6% of total sales) in the second quarter of 1998. This decrease in international sales was principally due to the continued strength of the U.S. dollar against foreign currencies and soft international markets, particularly in Asia.

Sales of Pryon OEM products increased 36.1% to $2.1 million (12.7% of total sales) in the second quarter of 1999 from $1.6 million (9.2% of total sales) in the second quarter of 1998 primarily due to an increase in OEM product shipments.

Gross profit. As a percentage of sales, gross profit decreased to 48.0% in the second quarter of 1999 from 52.9% in the second quarter of 1998. The decrease in gross profit was primarily due to an increase in sales of products which carry a relatively low margin, such as OEM products, accessories, services and QuikSign monitors. Additionally, manufacturing variances were unfavorable in the second quarter of 1999, whereas they were favorable in the second quarter of 1998.

Research and development. Research and development decreased 23.3% to $1.6 million in the second quarter of 1999 from $2.1 million in the second quarter of 1998. This decrease was primarily the result of the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998 which resulted in a reduction in the total number of research and development employees. As a percentage of sales, research and development decreased to 9.4% in the second quarter of 1999 from 12.1% in the second quarter of 1998.

Selling, general and administrative. Selling, general and administrative decreased 20.2% to $4.9 million in the second quarter of 1999 from $6.2 million in the second quarter of 1998. This decrease resulted primarily from the closure of direct sales organizations in Germany and France initiated in 1998 and the reduction in the number of administrative employees as a result of the relocation of the Pryon operations from Wisconsin to Oregon in 1998. As a percentage of sales, selling, general and administrative decreased to 29.5% in the second quarter of 1999 from 36.5% in the second quarter of 1998.

Other income. Other income increased slightly to $229,000 in the second quarter of 1999 from $213,000 in the second quarter of 1998.

Provision for income taxes. The provision for income taxes increased to $441,000 in the second quarter of 1999 from $262,000 in the second quarter of 1998 representing effective tax rates of 25.0% and 28.0%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the second quarter of 1999 than in the second quarter of 1998 primarily due to the expected utilization of the Company's net operating loss carryover in 1999.

Net income. Net income in the second quarter of 1999 was $1.3 million or $0.16 per diluted share compared to net income of $673,000 or $0.08 per diluted share in the second quarter of 1998. The increase in net income was primarily due to reduced operating expenses as a result of the relocation of the Pryon manufacturing facility and the world-wide restructuring in 1998.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998
-----------------------------------------------------------------

Sales. Sales for the first six months of 1999 decreased 2.6% to $31.1 million from $31.9 million for the first six months of 1998.

Domestic sales, excluding Original Equipment Manufacturer ("OEM") sales of Pryon OEM products and GenESA devices, decreased to $20.5 million (66.0% of total sales) in the first six months of 1999 from $20.6 million (64.7% of total sales) in the first six months of 1998 primarily as a result of a decrease in the number of Acuity central stations and related monitors sold. This decrease was partially offset by a $1.7 million increase in U.S. military revenues.

International sales, excluding international sales of Pryon OEM products and GenESA devices, decreased 11.6% to $6.7 million (21.5% of total sales) in the first six months of 1999 from $7.5 million (23.7% of total sales) in the first six months of 1998. This decrease in international sales was primarily due to the continued strength of the U.S. dollar against foreign currencies and soft international markets, particularly in Europe and Asia, and the reorganization of the Company's direct sales organization in Europe.

OEM sales of Pryon OEM products and GenESA devices increased 5.4% to $3.9 million (12.5% of total sales) in the first six months of 1999 from $3.7 million (11.6% of total sales) in the first six months of 1998 primarily due to a $695,000 increase in Pryon OEM product shipments. This increase was partially offset by a $496,000 decrease in sales of GenESA devices to Gensia Automedics, Inc. In April 1998, the Company was informed that Gensia planned no additional purchases of the GenESA device under a supply agreement with the Company which provided for the purchase of devices through the year 2002. In July 1998, the Company commenced litigation against Gensia Sicor, Inc. and Gensia Automedics alleging that they have breached the supply agreement. In August 1999, the Company reached a settlement of its litigation against SICOR, Inc. (formerly Gensia Sicor, Inc.) and Gensia Automedics for $3.7 million to be paid over the next two years.

Gross profit. As a percentage of sales, gross profit decreased to 48.3% in the first six months of 1999 from 49.8% in the first six months of 1998. The decrease in gross profits was primarily due to an increase in sales of products which carry a relatively low gross margin, such as OEM products, QuikSign monitors, accessories, and service.

Research and development. Research and development decreased 21.3% to $3.1 million in the first six months of 1999 from $3.9 million in the first six months of 1998. This decrease was primarily the result of the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998 which resulted in a reduction in the total number of research and development. As a percentage of sales, research and development decreased to 9.9% in the first six months quarter of 1999 from 12.3% in the first six months of 1998.

Selling, general and administrative. Selling, general and administrative decreased 13.6% to $9.7 million in the first six months of 1999 from $11.2 million in the first six months of 1998. This decrease resulted primarily from the closure of direct sales organizations in Germany and France initiated in 1998 and the reduction in the number of administrative employees as a result of the relocation of the Pryon operations from Wisconsin to Oregon in 1998. As a percentage of sales, selling, general and administrative decreased to 31.2% in the first six months of 1999 from 35.2% in the first six months of 1998.

Other income. Other income decreased slightly to $491,000 in the first six months of 1999 from $493,000 in the first six months of 1998.

Provision for income taxes. The provision for income taxes increased to $683,000 in the first six months of 1999 from $351,000 in the first six months of 1998 representing effective tax rates of 25.0% and 28.0%, respectively.
The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the first six months of 1999 than in the first six months of 1998 primarily due to the expected utilization of the Company's net operating loss carryover in 1999.

Net income. Net income in the first six months of 1999 was $2.1 million or $0.24 per diluted share compared to net income of $903,000 or $0.10 per diluted share in the first six months of 1998. The increase in net income was primarily due to reduced operating expenses as a result of the relocation of the Pryon manufacturing facility and the world-wide restructuring in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintained its strong financial position as of June 30, 1999 with working capital balances of $36.4 million and a current ratio of 6.7:1 as compared to working capital of $39.3 million and a current ratio of 5.9:1 at December 31, 1998. Cash flows from operating activities for the first six months of 1999 was $6.1 million as compared to $1.7 million for the first six months of 1998. The increase in cash flow from operations was primarily due to an increase in collections of accounts receivable as well as an increase in net income. Cash of $1.0 million was used for the acquisition of property and equipment in the first six months of 1999. Proceeds from stock option and stock purchase plans and related benefits were $825,000 in the first six months of 1999.

In May 1999 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 500,000 outstanding shares of the Company's common stock. As of August 11, 1999, the Company has repurchased 283,600 shares during 1999. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

YEAR 2000 ISSUES

The Company has substantially completed its assessment of its computer software programs and operating systems used in its internal operations, including applications used in its financial systems, manufacturing equipment, and engineering design tools to determine its readiness for the Year 2000.
The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could result in a system failure or miscalculations which could have a material impact on the Company's ability to conduct its business. Costs incurred by the Company to date in its assessment of internal systems were not material.

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

The Company has also contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has received responses from approximately 95% of the suppliers contacted, all of which have indicated that their products and operations either are, or expect to be, Year 2000
compliant.   The Company will continue to follow up with suppliers who have not yet responded to determine if there are any critical suppliers who may not be Year 2000 compliant.

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

As of June 30, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash and cash equivalents, short-term investments and long-term investments of $23.6 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

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

                          PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 53,598 shares of Common Stock were issued at an exercise prices ranging from $1.32 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company was held on May 19, 1999 at which the following actions were taken by a vote of the shareholders:


         (1) The following persons were elected to the Board of Directors for three-year terms expiring in 2002 by the votes indicated below:

              David F. Bolender: 6,806,924 votes for; 69,012 votes withheld Steven E. Wynne: 6,815,405 votes for; 60,531 votes withheld

         (2) An amendment to the Company's 1998 Stock Incentive Plan to reserve an additional 200,000 shares of Common Stock under the Plan was approved by a vote of 5,583,276 to 1,276,025 (with 16,635 abstentions)

         (3) An amendment to the Company's 1994 Employee Stock Purchase Plan to reserve an additional 200,000 shares of Common Stock under the Plan was approved by a vote of 6,788,274 to 87,889 (with 9,773 abstentions).

         (4) The appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the year ending December 31, 1999 was ratified by a vote of 6,855,793 to 14,375 (with 5,768 abstentions).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:
             10.1 Protocol Systems, Inc. 1994 Employee Stock Purchase Plan as amended on May 19,1999
             10.2 Protocol Systems, Inc. 1998 Stock Incentive Plan as amended on May 19,1999
             10.3 Protocol Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors as amended on February 10, 1999
             27.1  Financial Data Schedule

         (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: August 16, 1999                              By  /s/Robert F. Adrion
                                                       ---------------------
                                                       Robert F. Adrion
                                                       President and Chief
                                                       Executive Officer

                                                   By  /s/Craig M. Swanson
                                                       ---------------------
                                                       Craig M. Swanson
                                                       Vice-President and
                                                       Chief Financial Officer

8