Form 10-Q
period 1999-09-30
PROTOCOL SYSTEMS INC/NEW
filed 1999-11-12
CIK 883322

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   September 30, 1999

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               November 08, 1999:
                  8,025,293 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              INDEX TO FORM 10-Q


PART I  FINANCIAL INFORMATION                                         PAGE NO.
-----------------------------                                         --------
Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations and Comprehensive Income for
        the three and nine months ended September
        30, 1999 and 1998                                                3

        Condensed Consolidated Balance Sheets
        as of September 30, 1999 and December 31, 1998                   4

        Condensed Consolidated Statements of Cash
        Flows for the nine months ended September 30,
        1999 and 1998                                                    5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-14

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                      14


PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                15

Item 2. Changes in Securities                                            15

Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                               16
----------


ITEM 1. FINANCIAL STATEMENTS


                             PROTOCOL SYSTEMS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      Three months ended           Nine months ended
                                         September 30,               September 30,
                                        1999       1998             1999        1998
                                      -------    --------         -------     --------
Sales                                 $16,528    $17,530          $47,580     $49,410
Cost of sales                           8,248      8,052           24,296      24,052
                                      -------    --------         -------     --------
    Gross profit                        8,280      9,478           23,284      25,358

Operating expenses:
  Research and development              1,886      2,514            4,964       6,425
  Selling, general and administrative   4,896      5,759           14,583      16,967
  Relocation costs                          0      2,246                0       2,246
                                      -------    --------         -------     --------
    Total operating expenses            6,782     10,519           19,547      25,638
                                      -------    --------         -------     --------
    Income (loss) from operations       1,498     (1,041)           3,737        (280)

Other income                            1,739        225            2,230         718
                                      -------    --------         -------     --------
    Income (loss) before income taxes   3,237       (816)           5,967         438

Provision for income taxes                809       (259)           1,491          92
                                      -------    --------         -------     --------
    Net income (loss)                 $ 2,428    $  (557)         $ 4,476     $   346
                                      =======    ========         =======     ========

    Comprehensive income (loss)       $ 2,623    $  (372)         $ 4,326     $   520
                                      =======    ========         =======     ========

    Basic earnings (loss) per share   $  0.30    $ (0.07)         $  0.54     $  0.04
                                      =======    ========         =======     ========
    Diluted earnings (loss)per share  $  0.29    $ (0.07)         $  0.53     $  0.04
                                      =======    ========         =======     ========

Weighted average number of shares
used in the computation of:
    Basic earnings per share            8,214      8,389            8,256       8,562
    Diluted earnings per share          8,388      8,389            8,409       8,886



       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PROTOCOL SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              September 30, December 31,
                                                                   1999         1998
                                                                  ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                                      $15,389      $ 8,023
  Short-term investments                                           1,000        6,680
  Accounts receivable - net                                       13,915       17,971
  Inventories - net                                               10,321       12,218
  Prepaid expenses and other current assets                        2,127        2,469
                                                                 -------      -------
    Total current assets                                          42,752       47,361

Long-term investments                                             10,280        4,045
Property and equipment - net                                       3,976        4,041
Other assets                                                       1,224          404
                                                                 -------      -------
                                                                 $58,232      $55,851
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 3,249      $ 2,584
  Accrued liabilities                                              4,768        5,481
                                                                 -------      -------
    Total current liabilities                                      8,017        8,065

Deferred taxes                                                         0           40

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,023 at 1999 and 8,207 at 1998            80           82
  Additional paid-in capital                                      26,274       28,105
  Unearned compensation                                              (72)         (48)
  Accumulated other comprehensive income                              55          205
  Retained earnings                                               23,878       19,402
                                                                 -------      -------
    Total shareholders' equity                                    50,215       47,746
                                                                 -------      -------
                                                                 $58,232      $55,851
                                                                 =======      =======

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PROTOCOL SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                       Nine months ended September 30,
                                                              1999         1998
                                                             ------       ------
Cash flows from operating activities:
 Net income                                                 $ 4,476      $   346

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,537        1,743
   Write-off of assets                                           50          719
   Gain on litigation settlement                             (1,594)           0
   Amortization of bond premium                                  95           77
   Deferred taxes                                              (240)          23
   Other non-cash items                                          79           96
   Changes in operating assets and liabilities:
     Accounts receivable                                      4,884         (409)
     Inventories                                              1,838          391
     Prepaid expenses and other assets                           93         (113)
     Accounts payable and accrued liabilities                  (967)       1,131
     Income taxes payable                                     1,640       (1,038)
                                                             -------      -------
        Net cash provided by operating activities             11,891       2,966

Cash flows from investing activities:
  Purchase of investments                                   (13,234)      (8,855)
  Proceeds from maturity of investments                      12,488        8,115
  Acquisition of property and equipment                      (1,362)      (1,410)
  Capitalization of software development costs                 (250)        (191)
  Acquisition of intangible assets                                0          (74)
                                                             -------      -------
        Net cash used in investing activities                (2,358)      (2,415)

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                    1,156          974
  Repurchase of common stock                                 (3,094)      (7,498)
                                                            --------     --------
        Net cash used in financing activities                (1,938)      (6,524)
                                                            --------     --------

Effect of exchange rates on cash and cash equivalents          (229)         174
                                                            --------      -------

        Net increase (decrease) in cash and cash equivalents  7,366       (5,799)

Cash and cash equivalents at beginning of period              8,023       12,257
                                                            --------     --------
Cash and cash equivalents at end of period                  $15,389      $ 6,458
                                                            ========     ========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                 $   362     $  1,024


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories, net of reserve, are as follows:

                                             September 30,    December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
Raw materials                                  $ 4,192         $ 4,939
Work in process                                  1,949           2,838
Finished goods                                   2,485           2,207
Demonstration instruments                        1,695           2,234
                                               -------         -------
   Total inventories                           $10,321         $12,218
                                               =======         =======

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                            September 30,    December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
Equipment                                      $13,398         $12,111
Furniture and fixtures                           1,931           1,910
Leasehold improvements                             475             551
                                               -------         -------
                                                15,804          14,572
Less accumulated depreciation and amortization  11,828          10,531
                                               -------         -------
   Property and equipment - net                $ 3,976         $ 4,041
                                               =======         =======

ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

                                            September 30,    December 31,
(in thousands)                                   1999            1998
-------------------------------------------------------------------------
  Accrued salaries, wages and
   related liabilities                          $2,286          $2,588
  Income taxes payable                           1,238               -
  Reserve for warranties                           849             915
  Other liabilities                                305             336
  Accrual for special charges                       90           1,642
                                                ------          ------
                                                $4,768          $5,481
                                                ======          ======

During the third quarter of 1998, the Company incurred special charges of $2,246,000 to relocate its wholly owned subsidiary, Pryon Corporation ("Pryon"), from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in order to improve operating efficiencies. During the fourth quarter of 1998, the Company incurred additional special charges of $3,188,000 as it discontinued the development of its defibrillator project and restructured its worldwide operations. This restructuring included the closure of its subsidiary offices and direct sales organizations in France and Germany, elimination of 14 positions at the Company's headquarters in Beaverton, Oregon and the resignation of the founder and Chief Technical Officer. Cash payments during the first nine months of 1999 related to these special charges totaled $1,552,000 and consisted primarily of employee severance benefits and lease termination costs.

As of September 30, 1999, special charges of $90,000, related primarily to certain contract terminations, had not been disbursed. These remaining balances are expected to be expended by the end of 2000.

OTHER INCOME - LITIGATION SETTLEMENT

On August 2, 1999 the Company reached a settlement with SICOR, Inc. (formerly Gensia SICOR, Inc.) relating to litigation the Company commenced against Gensia SICOR, Inc. and Gensia Automedics in July 1998 alleging they breached a development and supply agreement to develop and supply a closed-loop drug delivery and monitoring device. Under terms of this settlement, SICOR, Inc. and Gensia Automedics have agreed to pay the Company a total of $3.7 million over the next two years. In the third quarter of 1999, the Company recognized in other income $1,611,000 related to this settlement.

INCOME TAXES

The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the Federal statutory rate primarily because of the provision for state income taxes and the benefits from utilization of federal net operating loss carryovers, research and experimentation tax credits, the Company's foreign sales corporation and tax-exempt interest income earned on investments.

BASIC AND DILUTED EARNINGS PER SHARE

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", basic earnings per share is computed using the weighted average number of common shares outstanding and diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

COMPREHENSIVE INCOME

                        Three months ended September 30,  Nine months ended September 30,
(in thousands)                   1999        1998                1999         1998
-----------------------------------------------------------------------------------------
Net income (loss)               $ 2,428    $  (557)          $   4,476      $   346

 Other comprehensive
  income (loss); net of tax
    Foreign currency
     translation adjustments        182        147                 (54)         136
    Unrealized holding
     gain (loss)                     13         38                 (96)          38
                                 -------    -------             -------      -------
 Other comprehensive
 income (loss)                      195        185                (150)         174
                                 -------    -------             -------      -------

Comprehensive income (loss)     $ 2,623     $ (372)            $ 4,326      $   520
                                 =======    =======             =======      =======


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1999 VS. THIRD QUARTER 1998

Sales. Sales for the third quarter of 1999 decreased 5.7% to $16.5 million from $17.5 million for the third quarter of 1998.

Domestic sales, excluding Original Equipment Manufacturer ("OEM") sales, decreased 7.0% to $11.7 million (71.0% of total sales) in the third quarter of 1999 from $12.6 million (72.1% of total sales) in the third quarter of 1998 primarily as a result of a decrease in the number of new Acuity central stations and related monitors sold.

International sales, excluding international sales of OEM products, decreased 5.9% to $3.0 million (18.2% of total sales) in the third quarter of 1999 from $3.2 million (18.3% of total sales) in the third quarter of 1998. This decrease was principally due to lower sales to the Company's Japanese distributor, reflecting continued soft international markets, particularly in Asia.

Sales of OEM products increased 4.7% to $1.8 million (10.7% of total sales) in the third quarter of 1999 from $1.7 million (9.7% of total sales) in the third quarter of 1998 primarily due to an increase in CO2 product shipments.

Gross profit. As a percentage of sales, gross profit decreased to 50.1% in the third quarter of 1999 from 54.1% in the third quarter of 1998. The decrease in gross profit was due in part to an increase in the proportion of sales of products which carry lower gross margins, such as OEM products, accessories, services and QuikSign monitors, combined with slightly higher sales price discounts and unfavorable manufacturing variances.

Research and development. Research and development expenses decreased 25.0% to $1.9 million in the third quarter of 1999 from $2.5 million in the third quarter of 1998. This decrease was primarily the result of the relocation of the Pryon operations in the third quarter of 1998, which resulted in a reduction in the total number of research and development employees. As a percentage of sales, research and development decreased to 11.4% in the third quarter of 1999 from 14.3% in the third quarter of 1998.

Selling, general and administrative. Selling, general and administrative decreased 15.0% to $4.9 million in the third quarter of 1999 from $5.8 million in the third quarter of 1998. This decrease resulted primarily from the closure of the Company's subsidiary offices and direct sales organizations in Germany and France at the end of 1998 and the reduction in the number of administrative employees as a result of the relocation of the Pryon operations in the third quarter of 1998. As a percentage of sales, selling, general and administrative decreased to 29.6% in the third quarter of 1999 from 32.9% in the third quarter of 1998.

Relocation costs. In the third quarter of 1998, the Company incurred $2.2 million ($1.8 million after tax) of costs related to the relocation of the Pryon operations. These relocation costs included employee severance, write-off of assets that would not be utilized in Oregon, lease and other contract terminations, and costs to relocate key employees as well as inventory and equipment. No such costs were incurred in the 1999 period.

Other income. Other income increased to $1,739,000 in the third quarter of 1999 from $225,000 in the third quarter of 1998 primarily due to the 1999 SICOR litigation settlement, partially offset by foreign exchange losses related to the liquidation of the Company's French and German subsidiaries.

Provision for income taxes. The provision for income taxes increased to $809,000 in the third quarter of 1999 from ($259,000) in the third quarter of 1998, representing effective tax rates of 25.0% and 31.7%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was lower in the third quarter of 1999 than in the third quarter of 1998 primarily due to the expected utilization of Pryon Corporation net operating loss carryovers in 1999 and the effects of annual rate adjustments made in the third quarter of 1998.

Net income. Net income in the third quarter of 1999 was $2.4 million or $0.29 per diluted share compared to net loss of $557,000 or ($0.07) per diluted share in the third quarter of 1998. The increase in net income was primarily due to a reduction of operating expenses and special charges which was a direct result of the relocation of the Pryon operations and the worldwide restructuring in 1998, and other income reported in the third quarter of 1999 relating primarily to the SICOR litigation settlement. Excluding unusual items consisting of $1,611,000 of SICOR settlement income and $125,000 of foreign exchange losses (net $1,114,000 after tax, or $.13 per diluted share), net income in the third quarter of 1999 was $1,314,000, or $.16 per diluted share. Excluding unusual items consisting of Pryon relocation charges of $2,246,000 ($1,774,000 after tax loss, or $.22 loss per diluted share), net income in the third quarter of 1998 was $1,217,000, or $.15 per diluted share.

Net income exclusive of unusual items is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because the items noted were unusual in nature, management believes that a measure of net income excluding such items is meaningful and useful as an alternative basis with which management and investors can assess the profitability of the Company's core operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales. Sales for the first nine months of 1999 decreased 3.7% to $47.6 million from $49.4 million for the first nine months of 1998.

Domestic sales, excluding Original Equipment Manufacturer ("OEM") sales of Pryon OEM products and GenESA devices, decreased 3.1% to $32.2 million (67.7% of total sales) in the first nine months of 1999 from $33.3 million (67.3% of total sales) in the first nine months of 1998 primarily as a result of a decrease in the number of Acuity central stations and related monitors sold. This decrease was partially offset by a $1.9 million increase in U.S. military revenues.

International sales, excluding international sales of OEM products, decreased 9.9% to $9.7 million (20.3% of total sales) in the first nine months of 1999 from $10.7 million (21.8% of total sales) in the first nine months of 1998. This decrease in international sales was primarily due to a decline in the number of units sold, reflecting continued soft international markets, particularly in Europe and Asia, and the effects of reorganization and transition from the Company's direct sales organization in Europe.

OEM sales of Pryon OEM products and GenESA devices increased 5.2% to $5.7 million (11.9% of total sales) in the first nine months of 1999 from $5.4 million (10.9% of total sales) in the first nine months of 1998 primarily due to a $774,000 increase in OEM CO2 product shipments. This increase was partially offset by a $496,000 decrease in sales of GenESA devices to Gensia Automedics, Inc.

Gross profit. As a percentage of sales, gross profit decreased to 48.9% in the first nine months of 1999 from 51.3% in the first nine months of 1998. The decrease in gross profit was due in part to an increase in the proportion of sales of products which carry lower gross margins, such as OEM products, accessories, services, and QuikSign monitors, combined with slightly higher sales price discounts and unfavorable manufacturing variances.

Research and development. Research and development expenses decreased 22.7% to $5.0 million in the first nine months of 1999 from $6.4 million in the first nine months of 1998. This decrease was primarily the result of the relocation of the Pryon operations in the third quarter of 1998, which resulted in a reduction in the total number of employees in research and development. As a percentage of sales, research and development decreased to 10.4% in the first nine months of 1999 from 13.0% in the first nine months of 1998.

Selling, general and administrative. Selling, general and administrative decreased 14.1% to $14.6 million in the first nine months of 1999 from $17.0 million in the first nine months of 1998. This decrease resulted primarily from the closure of the Company's subsidiary offices and the direct sales organizations in Germany and France initiated at the end of 1998 and the reduction in the number of administrative employees as a result of the relocation of the Pryon operations in the third quarter of 1998. As a percentage of sales, selling, general and administrative decreased to 30.6% in the first nine months of 1999 from 34.3% in the first nine months of 1998.

Relocation costs. In first nine months of 1998, the Company incurred $2.2 million ($1.8 million after tax) of costs related to the relocation of the Pryon operations in the third quarter of 1998. These costs include employee severance, write-off of assets that would not be utilized in Oregon, lease and other contract terminations, and costs to relocate key employees as well as inventory and equipment. No such costs were incurred in the 1999 period.

Other income. Other income increased to $2,230,000 in the first nine months of 1999 from $718,000 in the first nine months of 1998, primarily due to the 1999 SICOR litigation settlement, partially offset by foreign exchange losses related to the liquidation of the Company's French and German subsidiaries.

Provision for income taxes. The provision for income taxes increased to $1,491,000 in the first nine months of 1999 from $92,000 in the first nine months of 1998 representing effective tax rates of 25.0% and 21.0%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was higher in the first nine months of 1999 than in the first nine months of 1998 primarily due to higher operating earnings, causing reduced percentage benefits from the Company's research credits, foreign sales corporation and tax-exempt interest, partially offset by the expected utilization of Pryon Corporation net operating loss carryovers in 1999.

Net income. Net income in the first nine months of 1999 was $4.5 million or $0.53 per diluted share compared to net income of $346,000 or $0.04 per diluted share in the first nine months of 1998. The increase in net income was primarily due to reduced operating expenses and special charges as a result of the relocation of the Pryon manufacturing facility and the worldwide restructuring in 1998, and increased 1999 other income primarily related to the SICOR litigation settlement. Excluding unusual items consisting of $1,611,000 of SICOR settlement income and $125,000 of foreign exchange losses (net $1,114,000 after tax, or $.13 per diluted share), net income in the first nine months of 1999 was $3,362,000, or $.40 per diluted share. Excluding unusual items consisting of Pryon relocation charges of $2,246,000 ($1,774,000 after tax loss, or $.22 loss per diluted share), net income in the first nine months of 1998 was $2,120,000, or $.24 per diluted share.

Net income exclusive of unusual items is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because the items noted were unusual in nature, management believes that a measure of net income excluding such items is meaningful and useful as an alternative basis with which management and investors can assess the profitability of the Company's core operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company improved its strong financial position as of September 30, 1999 with its cash and investments, both long and short term, increasing to $26.7 million from $18.7 million at December 31, 1998. Working capital at September 30, 1999 was $34.7 million and the current ratio was 5.3:1, compared to working capital of $39.3 million and current ratio of 5.9:1 at December 31, 1998. Cash flows from operating activities for the first nine months of 1999 were $11.9 million as compared to $3.0 million for the first nine months of 1998. This increase was primarily due to an improvement in collections of accounts receivable, cash settlement proceeds from SICOR, as well as an increase in net income. Cash of $1.4 million was used for the acquisition of property and equipment in the first nine months of 1999. Proceeds and related tax benefits from stock option and stock purchase plans were $1.2 million in the first nine months of 1999.

In May 1999 the Company's Board of Directors adopted a resolution authorizing the repurchase of up to 500,000 outstanding shares of the Company's common stock. As of November 8, 1999, the Company has repurchased 389,300 shares during 1999. Management believes that current cash and investment balances and future cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

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

The Company has completed its assessment of Year 2000 compliance of each of its product lines. All configurations of instruments (instruments include Propaq and Propaq Encore monitors and all options) and their component parts have been tested and are Year 2000 compliant. Acuity software versions
3.15.05 and all Networked Acuity software versions have been tested and are Year 2000 compliant. Acuity software versions prior to 3.15.05 have a minor connectivity issue related to the Year 2000 between the Acuity central station and the monitors that can be fixed through an upgrade to the Acuity central station provided by the Company. This connectivity issue should not adversely affect the operation of the Acuity central station and the Propaq monitors in the Year 2000 and beyond.

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

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and other systems used in its operations. However, there can be no assurances that unanticipated Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, there can be no assurance that Year 2000 issues of certain critical third party suppliers, including those supplying electricity, water or telephone service will not experience difficulties resulting in the disruption of service or delivery of supplies to the Company, which could adversely affect the Company's business, financial condition or results of operations. The Company will finalize contingency plans for dealing with the most reasonably likely worst case scenario that would occur in the event that the Company and critical third parties fail to complete efforts to achieve Year 2000 compliance on a timely basis during the fourth quarter of 1999.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements, including the anticipated effects of the Year 2000 issue that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to factors discussed in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports, by general industry and market conditions and growth rates and by general domestic and international economic conditions.

The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future depending on factors such as increased competition, timing of new product announcements, pricing changes by the Company or its competitors, length of sales cycles, market acceptance or delays in the introduction of new products or enhanced versions of existing products, timing of significant orders, regulatory approval requirements, product mix and economic factors and conditions generally and in the market for the Company's products specifically. In particular, the Company's quarterly operating results have fluctuated as a result of the unpredictable size and timing of military patient monitoring equipment procurements, and seasonal or other changes in customer buying patterns. A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, revenue from quarter to quarter is difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of expenses varies with revenue. Results of operations in any period should not be considered indicative of the result to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. No assurance can be given that the Company will be able to grow in future periods or that its operations will remain profitable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to a small portion of its international sales. The Company minimizes its risk to foreign currency fluctuations as international sales through independent distributors are made in U.S. dollars, which has helped reduce any foreign currency risk.

As of September 30, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash and cash equivalents, short-term investments and long-term investments of $24.4 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

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

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On August 2, 1999 the Company reached a settlement with SICOR, Inc. (formerly Gensia SICOR, Inc.) relating to litigation the Company commenced against Gensia SICOR, Inc. and Gensia Automedics in July 1998 alleging they breached a development and supply agreement to develop and supply a closed-loop drug delivery and monitoring device (U.S. District Court for the District of Oregon (Case No. CV98-1006-AA)). Under terms of this settlement, SICOR, Inc. and Gensia Automedics have agreed to pay the Company a total of $3.7 million over the next two years and the lawsuit was dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1987 stock option plan. An aggregate of 480 shares of Common Stock were issued at an exercise prices ranging from $1.32 to $6.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits:
                   10.1 Protocol Systems, Inc. Nonqualified Stock Option
                        Agreement dated August 6, 1999 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed on October 19, 1999 (File No. 333-89315))
                   10.2 Protocol Systems, Inc. Executive Employment Agreement
                        with Robert F. Adrion dated August 1, 1999
                   27.1 Financial Data Schedule

              (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (REGISTRANT)


Date: November 08, 1999                              By
                                                       ---------------------
                                                       Robert F. Adrion
                                                       President and Chief
                                                       Executive Officer

                                                   By
                                                       ---------------------
                                                       Edward M. Kolasinski
                                                       Vice-President and
                                                       Interim Chief Financial
                                                       Officer