Form 10-Q/A
period 1999-09-30
PROTOCOL SYSTEMS INC/NEW
filed 1999-11-12
CIK 883322

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


                                                   PROTOCOL SYSTEMS, INC.
                                                        (REGISTRANT)


Date: November 12, 1999                              By /s/ Robert F. Adrion
                                                       ------------------------
                                                       Robert F. Adrion
                                                       President and Chief
                                                       Executive Officer

                                                   By  /s/ Edward M. Kolasinski
                                                       ------------------------
                                                       Edward M. Kolasinski
                                                       Vice-President and
                                                       Interim Chief Financial
                                                       Officer