Form 10-K405
period 1999-12-31
PROTOCOL SYSTEMS INC/NEW
filed 2000-03-30
CIK 883322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-K

     (Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1999

                                      OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                      Commission File Number:       0-19943
                                                    -------
                             PROTOCOL SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

           Oregon                                        93-0913130
-------------------------------                       -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

           8500 SW Creekside Place,   Beaverton, OR        97008
          --------------------------------------------    --------
          (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code:  (503) 526-8500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 91,637,592. There were 8,179,442 shares of Common stock of the registrant outstanding at March 17, 2000.

                          Documents Incorporated by Reference
                          -----------------------------------
Part of Form 10-K Into
             Document                                   Which Incorporated
---------------------------------------               ----------------------
Portions of the Proxy Statement for the
2000 Annual Meeting of Shareholders                            Part III

PART I

ITEM 1. BUSINESS

GENERAL

Protocol Systems, Inc. made its first commercial shipment of patient monitors in 1988. Since that date, the Company has sold over 55,000 vital signs monitors. The Company's stock trades on the Nasdaq Stock Market under the symbol PCOL.

The Company designs, manufactures and markets patient monitoring instruments and systems utilizing innovative design, advanced software concepts and leading electronic technology. The Company's products are designed to address customers requirements for more efficient and flexible utilization of patient monitoring equipment and technology. The Company's Propaq family of monitors combine multiple physiologic measurement and display capabilities in a single lightweight, rugged instrument, permitting the use of the monitor in a variety of patient care applications. The Company's Acuity work station further increases monitoring flexibility by allowing a clinician to observe and control up to 60 Propaq monitors, Modem Propaqs, QuikSign-tm- monitors, and/or Protocol Cordless ECG telemetry transmitters from a dedicated Sun Microsystems UNIX-based workstation.

The Company also markets vital signs technologies and subsystems on an OEM basis to medical device manufacturers under the Pryon-tm- label. Capnography (end-tidal CO2), the Company's first OEM technology, is the measurement and graphical display of carbon dioxide concentration present in a patient's airway. Since 1989, over 35,000 CO2 systems have been sold world-wide. The Company has recently expanded its OEM product offering with the introduction of an ECG/Respiration ASIC and a non-invasive blood pressure module.

The Company operates in a single industry segment: the design, manufacture, sale and servicing of medical patient monitoring equipment, including instruments, systems and technologies. Sales of the Company's products by geographic region are shown in the notes to the consolidated financial statements.


MARKET FOR PATIENT MONITORING EQUIPMENT

The principal purchasers of patient monitoring equipment are hospitals; other customers include outpatient surgery centers, clinics, physician offices, emergency transportation units and military field applications.

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

PATIENT MONITORING MARKET SEGMENTS

The patient monitoring market may be divided into five market segments: transport monitors, portable bedside monitors, high-end systems, low-end systems and telemetry systems. Each segment is distinguished by the intensity and duration of the monitoring, the acuity of the patient's condition and the level of nursing attention devoted to each patient.

TRANSPORT MONITORS. This market segment includes portable monitors used both inside and outside the hospital for transporting critically ill patients. Small size, light weight, ruggedness and long battery life are the distinguishing requirements of this segment. The Company is the world-wide leader in transport monitoring.

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

HIGH-END SYSTEMS. High-end systems monitors are normally large, permanently located adjacent to a particular hospital bed and connected to a central monitoring station for observing multiple patients. They are used most often in intensive care units (ICU's) where hospitals care for their more acutely ill patients, maintain the highest nurse-to-patient ratios and provide for constant patient monitoring. The Propaq Encore and Propaq CS monitors and the Acuity central station allow the Company to compete in certain segments of the high-end systems market. The neonatal, impedance respiration and 5-lead ECG capabilities of the Company's monitors and the central monitoring capability of the Acuity central station provide a monitoring system which is suitable to neonatal, pediatric and adult respiratory ICU applications.

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

PROPAQ MONITORS AND OPTIONS. The Company's principal product line, Propaq portable patient monitors, is used in hospitals, outpatient surgery centers, clinics, physician offices, emergency transportation units and military field applications to obtain and display current physiologic patient information. This information enables health care providers to continuously evaluate the patient's condition and to assist the clinician in determining the proper medication or treatment necessary to promote the patient's recovery. Propaq monitors lead the industry in terms of weight, durability and battery life for any comparably configured monitor.

Propaq 100 Series monitors are available in multiple configurations and can measure ECG; blood pressure, both invasively and non-invasively; arterial blood oxygen saturation level (pulse oximetry); end-tidal CO2; and body temperature.

The Propaq Encore retains all of the monitoring capabilities and portability of the Propaq 100 Series monitor. In addition, the Propaq Encore monitor provides a superior quality high resolution display, an enhanced user interface, respiration monitoring using impedance pneumography, diagnostic level 5-lead ECG monitoring capability and mainstream and/or sidestream Carbon Dioxide (CO2) monitoring. Propaq Encore monitors can be configured to monitor neonatal, pediatric or adult patients.

The Company introduced the Modem Propaq monitor in 1997. This monitor provides all the functionality of the Propaq monitors and is able to transmit multiple patient vital signs data via a simple telephone modem to the Acuity central station. The Modem propaq gives the health care provider the flexibility to remotely monitor patients located both inside and outside the hospital from a central nursing station.

In 1998, the Company introduced Smartcuf-tm- technology that further increases the Propaq's reliability and accuracy by filtering artifact for even more reliable non-invasive blood pressure (NIBP) measurements. The patented software synchronizes its NIBP readings with the patient's ECG which eliminates the "noise" affecting blood pressure measurement created by external stimuli such as patient motion or vibration, delivering more accurate blood pressure measurements.

In September 1999, the Company introduced the Propaq CS monitor which offers a large, touch-zone color display capable of displaying up to four waveforms and two vectors of ECG. The Propaq CS monitor is available with all the same vital sign parameters and options available with the Propaq Encore monitor. The features of the Propaq CS are suited for bedside applications, including neonatal general and intensive care, pediatric wards, pediatric intensive care and pediatric outpatient and specialty areas, as well as gastrointestinal endoscopy, bronchoscopy, emergency departments, post anesthesia units, labor and delivery rooms, surgical and intensive care unit transport, outpatient surgery and respiratory and cardiac step-down units.

FLEXIBLE MONITORING SYSTEM. The Flexible Monitoring System-tm- is the product of a co-development effort with Massachusetts General Hospital and was introduced by the Company in 1991. The Flexible Monitoring System combines networked Propaq monitors and Protocol Cordless transmitters with a Sun Microsystems, Inc. workstation and proprietary Protocol software to monitor the vital signs of up to 60 patients simultaneously. Individual workstations in various clinical departments can be linked together to provide an integrated, enterprise wide system. The Company's software controls the networked Propaq monitors and Protocol Cordless transmitters with an easy-to-understand graphical user interface display on a high-resolution color CRT screen. The Acuity central station utilizes a map to display the physical layout of the individual hospital floor. Remote diagnostic capabilities enable the Company's service and support personnel to evaluate system performance without user interruption and provide timely service response.

Central station monitoring has been predominately used in intensive care environments in which bedside monitors are permanently wired to a central station. Flexible monitoring re-defines traditional central station monitoring by allowing portable monitors to be placed anywhere patient needs dictate and route vital signs information back to a workstation over low cost communication networks. Propaq monitors can easily be connected to the Acuity central station as the hospital's needs dictate through the use of a simple snap-in modular plug similar to a standard network jack. The portability of Propaq monitors and ease with which they may be connected to the system reduces the number of monitors the hospital would otherwise need to cover a large number of beds and reduces the cost of transporting patients to more traditional monitoring systems.

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

The Company introduced Networked Acuity patient monitoring systems in 1998. Networked Acuity systems operate as Vital Signs ServersTM, each capable of centrally monitoring local and remote groups of patients resident on multiple Networked Acuity systems. These systems, both inside and outside the hospital, connect smaller hospitals or clinics, or floors within a single hospital such as areas outside the ICU, providing a number of benefits to the user. Remote viewing and control of both real-time and historical full disclosure waveform information, for consultation on any patient's vital signs data, is easily accessible from any of the connected Acuity central stations. From admission to discharge, a seamless patient flow record is automatically generated as the patient moves from one Networked Acuity system to another. Furthermore, the Networked Acuity system configured with an additional review station can provide "mission critical" back-up capability to another Networked Acuity system within the enterprise in the event of a hardware or software failure.

In November 1999, the Company introduced a low cost central monitoring station for networking Propaq portable patient monitors. The central station, manufactured by Vidco, Inc., networks up to eight Propaq monitors and simultaneously displays the monitors' vital signs data from a large color display. The central station displays all vital sign parameters provided by the Propaq patient monitors including heart rate, ECG, noninvasive blood pressure, invasive blood pressure, pulse oximetry, impedance respiration, temperature and capnography.

In March 2000, the Company announced the FlexNet wireless patient monitoring network providing vital signs data and patient information from anywhere to anywhere, including secure access over the Internet. FlexNet seamlessly links multiple devices such as wireless portable monitors and ambulatory telemetry monitors to central surveillance workstations and/or to remote personal computers (PCs) via the Internet. FlexNet can facilitate the communication of multiple monitoring devices fully configured with a comprehensive complement of vital signs parameters including heart rate, ECG, pulse oximetry, noninvasive and invasive blood pressure, respiration and capnography among others. In addition, other devices gaining increasing use by clinicians such as Internet Protocol (IP) telephones, personal digital assistants (PDAs), and wireless PCs may also be seamlessly and simultaneously supported on the same wireless FlexNet network. FlexNet utilizes Symbol Technology's Spectrum24 -registered trademark- radio module that operates in the 2.4 GHz band using spread-spectrum modulation. Utilizing this technology, FlexNet can not only support comprehensive and sophisticated patient monitoring networks, but can also do so while providing superior noise tolerance and communications integrity. The FlexNet Access Points can support both wireless portable monitors and ambulatory telemetry devices unlike other systems, which must layer two antenna systems in order to accommodate both types of monitoring devices. Clinicians can also remotely access the FlexNet's vital signs data via a variety of devices including PDAs, PCs, and IP telephones through common Internet browsers supported by Protocol's secure Vital Signs Server. The
FlexNet wireless network can also be seamlessly integrated with existing hardwired patient monitoring systems from Protocol Systems. The Company expects FlexNet to be available for customer shipments in the fourth quarter of 2000 pending FDA market clearance.

In March 2000, the Company announced the Micropaq-tm- ambulatory patient monitor, which combines the functionality and form of a patient worn telemetry monitor with the display, alarms and parameters of a standalone portable vital signs monitor. This monitor provides one or two channels of ECG, heart rate, pulse oximetry and nurse call capabilities. It is principally designed for use in cardiac care with ambulatory patients connected wirelessly to the Company's FlexNet-tm- network and the Acuity central workstation. The monitor is also appropriate for a number of monitoring applications outside of cardiac care because it provides a liquid crystal display of vital signs data and will operate standalone outside of the wireless network. The Company expects the first version of the Micropaq monitor, including ECG, heart rate, and pulse oximetry, to be available for customers shipments in the fourth quarter of 2000 pending FDA market clearance. A later version including a noninvasive blood pressure option featuring the Company's Smartcuf patient motion artifact resistant technology is expected the following year.

PROTOCOL CORDLESS TELEMETRY SYSTEM. The telemetry option provides wireless communication of ECG signals by radio frequency (RF) waves from a portable transmitter, generally worn by an ambulating patient, to an Acuity central station and/or Propaq monitor.

QUIKSIGNS MONITOR. In 1997, the Company entered into an agreement with Welch Allyn, Inc. under which Welch Allyn manufactures the QuikSigns monitor under the Company's name and provides the Company with U.S. hospital distribution and marketing rights. The QuikSigns product is a spot-check patient monitor that adds to the breadth of Protocol's product line, and is ideal for gathering routine and procedural vital signs data. The instrument quickly and non-invasively monitors blood pressure, blood oxygen and temperature, and features data storage and printing capabilities.

OEM PRODUCTS. The Company manufactures solutions for CO2 monitoring applications that include mainstream and sidestream CO2 sensors for OEM applications as well as stand-alone monitors. The sidestream CO2 sensor and related hardware and software are used with non-intubated patients in applications such as post-ventilator patient assessment, conscious sedation, acute asthma assessment in the emergency room, assessment of patient conditions on BiPAP and other applications. The mainstream CO2 sensors and related hardware and software are used in hospital venues for intubated patients. The Company also manufactures a line of consumable products that are used in conjunction with its CO2 sensors.

In November 1999, the Company introduced an ECG Application Specific Integrated Circuit (ASIC) monitoring subsystem. This new subsystem is small, requires low power and provides a high performance ECG monitoring front-end for integration into patient monitoring devices. The Company also introduced the LC101 sidestream CO2 monitoring subsystem for integration into patient monitoring devices providing noninvasive vital sign measurements of ETCO2, inspired carbon dioxide and breath rate using a simple nasal cannula.

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

The Company's primary market in the United States consists of approximately 6,000 hospitals, where its products are purchased for use in emergency departments, post-anesthesia care units, step-down intensive care units, special procedure rooms such as cardiac catheterization and gastrointestinal endoscopy, labor and delivery, general-care floors, and for transport of patients between departments.

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

The Company's national accounts managers negotiate and manage the Company's group contracts with organizations such as MAGNET, MedEcon, University Hospital Consortium and Kaiser Permanente. In 1998, the Company signed an exclusive 3-year purchasing agreement with American Medical Response, the largest ambulance service and emergency physician practice manager in the U.S. In March 2000, the Company announced two additional group contracts, a two-year agreement with Amerinet for the portable patient monitoring category of Amerinet's Cardiovascular Clinical Service Program and a three-year agreement to provide portable patient monitoring equipment to Novation. The Company currently has group contracts which include more than 65% of the acute care hospitals in the U.S.

The Company has developed a financial modeling tool called Proforma-tm- to help hospitals evaluate the financial impact of Flexible Monitoring on the institutions. Proforma facilitates sales of Flexible Monitoring systems by helping customers re-engineer their patient flow thereby helping the hospital lower patient care costs.

INTERNATIONAL. The Company markets its products internationally through independent distributors covering all major European and Pacific Rim markets and has sold its products in over 90 countries. The agreements with these distributors generally provide the exclusive right to sell the Company's products in a specific geographic area or country subject to certain performance requirements. A team of international sales managers supervise, assist and train this network of international distributors. The Company believes that its ability to meet foreign regulatory requirements and provide monitors in nine languages is an important international marketing advantage.

In February 1999, the Company entered into a four-year marketing and representation agreement with Medtronic Physio-Control ("Physio"), that gives Physio exclusive marketing, distribution and service rights for the Company's Propaq and Acuity patient monitoring instruments and systems in France and most of Germany.

OEM. The Company's marketing strategy is to establish and develop OEM customer relationships with U.S. and international patient monitoring systems manufacturers. OEM subassemblies and accessories are sold directly to customers by a dedicated OEM sales and marketing group within the Company. OEM customers include Mallinckrodt, Spacelabs Medical, Datex-Ohmeda, Nihon Kohden, and Welch Allyn among others.

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

BACKLOG. Backlog generally consists of purchase orders for products deliverable within twelve months. Sales in any quarter are dependent on orders booked and shipped during that quarter. Accordingly, the Company does not consider backlog to be a significant indication of future performance.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts focus on developing new products and expanding the capabilities of existing products. The Company's research and development staff consists of 57 individuals with collective expertise in analog and digital circuit design, software design, networking and communications, mechanical and packaging design, mathematics, medical and clinical sciences, and optics and display technology. During 1999, 1998, and 1997, research and development expenses, net of reimbursed expenditures, were $6.7 million, $8.3 million, and $8.7 million, respectively.

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

The Company currently procures most of its parts from outside suppliers and relies upon a number of single-source suppliers to provide certain parts for its products, including pulse oximetry, display subassemblies and certain circuit board assemblies. To date, the Company has been able to obtain the necessary parts to meet manufacturing requirements. There can be no assurance, however, that supply shortages or interruptions will not arise in the future, which could increase the cost or delay the shipment of the Company's products or cause the Company to incur costs to develop alternative sources, either of which could have a material adverse effect on the Company's results of operations.

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

The Company has received ISO 9001 and EN 46001 certifications in 1998. In September 1998, the Company successfully completed an unannounced Good Manufacturing Practices (GMP) audit by the FDA. The audit was completed with no adverse observations and without the issuance of Form 483.

COMPETITION

The patient monitoring market is intensely competitive and characterized by rapidly evolving technology. Selling its products in multiple market segments, the Company faces a broad range of competitors, many of which have financial, technical, research and development and marketing resources significantly greater than those of the Company. The Company's principal competitors are Datascope Corporation, Agilent Technologies, GE Marquette Medical Systems, Medical Data Electronics, Inc., Siemens Medical Electronics, and Spacelabs Medical, Inc. Principal OEM competitors include Novametrix and Oridion. In addition to the Company's existing competitors, other medical and electronic equipment companies could enter the markets in which the Company competes.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns or has rights to ten U.S. patents, and has ten U.S. patent applications pending related to the design and manufacture of patient monitoring instruments. The Company owns or has the rights to six foreign patents. The Company also owns thirteen U.S. registered trademarks, has one U.S. trademark registration application pending, and owns eight registered trademarks in various countries. In addition, the Company holds copyrights with respect to its proprietary software. Although the Company has such proprietary rights, it believes that its success depends more upon the innovative skills and technical competence of its management and employees in responding to customer needs and changing markets than upon ownership of such rights.

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

The Company has received certification that the Propaq family of monitors meet the essential requirements of the Medical Device Directive of the European Union. This certification authorizes the Company to display the CE mark on its monitors and to sell monitors in the various countries of the European Union. Prior to obtaining this certification, the Company was required to obtain product approvals from each of the pertinent regulatory agencies of the individual countries of the European Union.

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


ITEM 2. PROPERTIES

The Company's principal office is located in Beaverton, Oregon. The Company leases approximately 95,000 square feet at the Beaverton, Oregon location under a lease that expires in December 2005. The primary manufacturing, warehousing, research and development, sales, marketing and administrative activities of the Company are conducted from this facility which is nearly fully utilized and maintained in good condition. The Company believes that the properties subject to the lease and additional office space available under lease options will be sufficient to accommodate its operations for the near term.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock began trading on the Nasdaq Stock Market under the symbol PCOL on March 24, 1992 following the Company's initial public offering. As of March 17, 2000, there were 137 stockholders of record of Protocol common stock and approximately 3,000 beneficial owners of common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

Following are the range of the high and low sales prices for the Company's common stock as reported by Nasdaq:


1999 -- QUARTER ENDED                 HIGH        LOW
---------------------                ------      ------
December 31, 1999                    $9.00       $6.00
September 30, 1999                    9.13        6.88
June 30, 1999                         9.50        5.88
March 31, 1999                        8.75        6.00

1998 -- QUARTER ENDED                 HIGH        LOW
---------------------                -----       -----
December 31, 1998                    $8.50       $6.13
September 30, 1998                    9.63        7.88
June 30, 1998                        10.38        7.69
March 31, 1998                       10.25        6.75


During the fourth quarter of 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 91,357 shares of Common Stock were issued at exercise prices ranging from $1.32 to $7.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA



(in thousands, except                         Years Ended December 31,
 per share amounts)                     1999    1998    1997   1996    1995
--------------------                  ------  ------  ------  ------  ------
Operations Data
  Sales                               $66,317 $67,323 $64,094 $66,894 $59,602
  Income from operations before
    special charges                     5,515   3,252   3,316   7,377   6,010
  Income (loss) from operations         5,515  	(2,182)  3,316  5,005   6,010
  Net income (loss)                     6,291    (675)  3,356   4,078   5,398

Per Share Data
  Basic earnings  (loss) per share        .77    (.08)    .38     .47     .64
  Diluted earnings (loss)  per share      .76    (.08)    .36     .44     .60
  Weighted average number of shares
   used in the computation of earnings
   (loss) per share:
     Basic                             8,176	   8,487   8,859   8,672   8,460
     Diluted                           8,321	   8,487   9,253   9,373   9,004

  Dividends declared                       --      --      --      --      --

Balance Sheet Data
  Cash and investments                $23,989 $18,748 $25,570 $22,703 $24,267
  Working capital                      36,651  39,296  42,475  43,783  30,853
  Total assets                         59,838  55,851  63,755  59,045  57,220
  Long-term debt and capital lease
   obligations, excluding current
    maturities                             	-      --      --     --    1,795
  Shareholders' equity                 51,951  47,746  55,678  51,309  46,793

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

1999 Compared to 1998
---------------------

SALES. Sales decreased 1.5% to $66.3 million in 1999 from $67.3 million in 1998.

Domestic sales, excluding Original Equipment Manufacturer sales of Pryon Medical Device Technology (MDT) products and GenESA devices (OEM sales), decreased 2.9% to $43.7 million (65.8% of total sales) in 1999 from $45.0 million (66.8% of total sales) in 1998 primarily as a result of a decrease in the number of Acuity central stations and related monitors sold. This decrease was partially offset by a $787,000 increase in U.S. military revenues and sales of the new Propaq CS monitor of $825,000 in the fourth quarter of 1999.

International sales, excluding international OEM sales, decreased 4.5% to $15.5 million (23.4% of total sales) in 1999 from $16.2 million (24.1% of total sales) in 1998. This decline in international sales was primarily due to a decline in the number of units sold in Asia reflecting soft international markets in that region, partially offset by sales of the new Propaq CS monitor of $277,000 in the fourth quarter of 1999.

OEM sales increased 16.6% to $7.2 million (10.8% of total sales) in 1999 from $6.1 million (9.1% of total sales) in 1998 primarily due to a $1.5 million increase in MDT CO2 product shipments. This increase was partially offset by a $496,000 decrease in sales of GenESA devices to Gensia Automedics, Inc.

GROSS PROFIT. Gross profit as a percentage of sales decreased to 49.1% in 1999 from 50.9% in 1998. The decrease in gross profit was primarily due to an increase in sales of products which carry a relatively low margin, such as OEM products and QuikSigns monitors, combined with slightly higher discounts on domestic sales.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 19.1% to $6.7 million in 1999 compared to $8.3 million in 1998. This decrease was primarily the result of the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998 which resulted in a reduction in the total number of research and development employees. As a percentage of sales, research and development expenses were 10.1% in 1999 and 12.3% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 10.5% to $20.3 million in 1999 from $22.7 million in 1998. This decrease resulted primarily from the closure of the Company's subsidiary offices and the direct sales organizations in Germany and France initiated at the end of 1998 and the reduction in the number of administrative employees as a result of the relocation of the Pryon operations in the third quarter of 1998. As a percentage of sales, selling, general and administrative expenses were 30.7% in 1999 and 33.8% in 1998.

SPECIAL CHARGES. During 1998, the Company incurred special charges of $5.4 million which included $3.2 million related to the restructuring of the Company's worldwide operations and $2.2 million to relocate the operations of the Company's Pryon subsidiary from Wisconsin to Oregon. Cash payments during 1999 related to these special charges totaled $1,540,000 and consisted primarily of employee severance benefits and lease termination costs. As of December 31, 1999, special charges of $102,000, related primarily to certain contract terminations, had not been disbursed. The Company anticipates that these remaining balances will be expended by the end of 2000. No special charges were incurred in 1999.

OTHER INCOME. Other income (net) increased to $2.6 million in 1999 from $982,000 in 1998 primarily due to the 1999 SICOR litigation settlement, partially offset by foreign exchange losses related to the liquidation of the Company's French and German subsidiaries. During 1999, the Company reached a settlement with SICOR, Inc. (formerly Gensia SICOR, Inc.) relating to litigation the Company commenced against Gensia SICOR, Inc. and Gensia Automedics in July 1998 alleging they breached a development and supply agreement to develop and supply a closed-loop drug delivery and monitoring device. Under terms of this settlement, SICOR, Inc. and Gensia Automedics have agreed to pay the Company a total of $3.7 million over the next two years.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   The provision for income taxes
was $1.8 million in 1999 compared to a benefit from income taxes of $525,000 in 1998, producing annual effective tax rates of 22.3% and (43.7%), respectively. The difference in the effective taxes rates between 1999 and 1998 was primarily due to the significant change in pretax income (loss) caused by the special charges incurred in 1998, partially offset by benefits from utilization of net operating loss and research and experimentation tax credit carryovers in 1999.

NET INCOME (LOSS). Net income in 1999 was $6.3 million or $0.76 per diluted share compared to net loss of $675,000 or $0.08 per diluted share in 1998.
The increase in net income was primarily due to reduced operating expenses and special charges as a result of the relocation of the Pryon manufacturing facility and the worldwide restructuring in 1998, and increased 1999 other income primarily related to the SICOR litigation settlement. Excluding unusual items consisting of $1.6 million of SICOR settlement income and $125,000 of foreign exchange losses (net $1.1 million after tax, or $.13 per diluted share), net income for 1999 was $5.2 million, or $.63 per diluted share. Excluding unusual items consisting of $5.4 million of special charges associated with the worldwide restructuring and the relocation of Pryon (net $4.0 million after tax, or $0.47 per diluted share), net income for 1998 was $3.3 million, or $.39 per diluted share.

Net income exclusive of unusual items is a non-GAAP measure, and investors should not rely on it as a substitute for GAAP measures. Because the 1999 SICOR settlement and the 1998 worldwide restructuring and relocation of the Pryon subsidiary were unusual in nature, management believes that a measure of net income excluding these items is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.

1998 Compared to 1997
---------------------

SALES. Sales increased 5.0% to $67.3 million in 1998 from $64.1 million in 1997.

Domestic sales, excluding Original Equipment Manufacturer sales of Pryon Medical Device Technology (MDT) products and GenESA devices (OEM sales), increased 17.6% to $45.0 million (66.8% of total sales) in 1998 from $38.2 million (59.6% of total sales) in 1997 primarily as a result of a $7.0 million increase in U.S. military revenues due to an increase in unit sales of Propaq Encore monitors.

International sales, excluding international OEM sales, decreased 7.4% to $16.2 million (24.1% of total sales) in 1998 from $17.5 million (27.3% of total sales) in 1997. This decline in international sales was principally due to the continued strength of the U.S. dollar against foreign currencies and soft international markets, particularly in Europe and Asia.

OEM sales decreased 26.5% to $6.1 million (9.1% of total sales) in 1998 from $8.4 million (13.1% of total sales) in 1997 primarily due to a $2.1 million decrease in sales to certain of the Company's MDT customers. Additionally, there was a slight decrease in sales of GenESA devices to Gensia Automedics.

GROSS PROFIT. Gross profit as a percentage of sales decreased to 50.9% in 1998 from 51.3% in 1997. The decrease in gross profit as a percentage of sales was primarily due to manufacturing inefficiencies and production start up costs resulting from the relocation of the Pryon operations from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in 1998.

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

NET INCOME (LOSS). The net loss in 1998 was $675,000 or $0.08 per diluted share compared to net income of $3.4 million or $0.36 per diluted share in 1997. Excluding unusual items consisting of special charges associated with the worldwide restructuring and the relocation of Pryon, net income for 1998 would have been $3.3 million or $0.39 per diluted share.

Net income exclusive of unusual items is a non-GAAP measure, and investors should not rely on it as a substitute for GAAP measures. Because the worldwide restructuring and relocation of the Pryon subsidiary were unusual in nature, management believes that a measure of net income excluding these items is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash and investment balances totaling $24.0 million. Working capital balances decreased to $36.7 million at December 31, 1999 from $39.3 million at December 31, 1998 primarily due to a reduction in inventory and accounts receivable balances. The current ratio decreased slightly to 5.6:1 at December 31, 1999 from 5.9:1 at December 31, 1998. The Company's portfolio of long-term investments increased by $6.0 million in 1999.

Operating activities generated positive cash flows of $10.1 million in 1999 primarily due to income from operations of $6.3 million as well as a decrease in inventory and accounts receivable balances. Cash of $1.9 million was used for the acquisition of property and equipment in 1999. During 1999, the Company repurchased 407,000 shares of common stock at a weighted average purchase price of $7.94 per share. Proceeds from stock option and stock purchase plans and related tax benefits were $1.1 million in 1999.

No significant commitments for capital expenditures have been entered into as of December 31, 1999. However, management will continue to explore opportunities for strategic relationships with other companies and the possible acquisition of technologies or businesses, all of which may require significant future outlays of cash. Management believes that the combination of current cash and investment balances and cash flows from operations will be sufficient to meet the Company's liquidity and capital needs for 2000 and the foreseeable future.


YEAR 2000 ISSUES

Prior to December 31, 1999, the Company initiated and completed a comprehensive Year 2000 analysis. To date, the Company has not, nor to the Company's knowledge, have the Company's suppliers and third party vendors, experienced any material Year 2000-related problems. However, the Company cannot determine if it will be subject to Year 2000 problems in the future that have not been identified to date.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Annual Report contain statements, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.
Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. In addition, such statements could be affected by other factors discussed elsewhere in this Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports, and by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material impact on its Consolidated Financial Statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to a small portion of its international sales. The Company minimizes its risk to foreign currency fluctuations as international sales through independent distributors are made in U.S. dollars which has helped reduce any foreign currency risk.

As of December 31, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash and cash equivalents, short-term investments and long-term investments of $21.5 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

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





/s/Robert F. Adrion                             /s/Edward M. Kolasinski
----------------------------                   -----------------------------
   Robert  F. Adrion, Ph.D.                        Edward M. Kolasinski
   Chief Executive Officer, President              Vice-President,
                                                   Finance/Chief Financial
                                                   Officer


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protocol Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ KPMG LLP

Portland, Oregon
January 21, 2000

                        PROTOCOL SYSTEMS, INC.
        Consolidated Statements of Operations and Comprehensive Income
                 (in thousands except per share amounts)

                                                  Years ended December 31,
                                                  ------------------------
                                                    1999    1998    1997
                                                   ------  ------  ------
Sales                                              $66,317 $67,323 $64,094
Cost of sales                                       33,733  33,029  31,212
                                                    ------  ------  ------
   Gross profit                                     32,584  34,294  32,882

Operating expenses:
  Research and development expenses                  6,722   8,304   8,675
  Selling, general and administrative expenses      20,347  22,738  20,891
  Special charges                                       --   5,434      --
                                                    ------  ------  ------
    Total operating expense                         27,069  36,476  29,566
                                                    ------  ------  ------
    Income (loss) from operations                    5,515  (2,182)  3,316

Other income (expense):
  Interest income                                    1,089   1,016   1,104
  Other                                              1,496     (34)    (32)
                                                    ------  ------  ------
    Total other income                               2,585     982   1,072
                                                    ------  ------  ------
  Income (loss) before income taxes                  8,100  (1,200)  4,388

Provision for (benefit from) income taxes            1,809    (525)  1,032
                                                    ------  ------  ------
    Net income (loss)                                6,291    (675)  3,356

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments           (98)     87     (41)
    Unrealized holding gain (loss) arising during
      the period                                      (119)     20       1
                                                    ------  ------  ------
Other comprehensive income (loss)                     (217)    107     (40)
                                                    ------  ------  ------

   Comprehensive income (loss)                      $6,074   ($568) $3,316
                                                    ------  ------  ------

Earnings (loss) per share:
   Basic                                             $0.77  ($0.08)  $0.38
                                                    ------  ------  ------
   Diluted                                           $0.76  ($0.08)  $0.36
                                                    ------  ------  ------

Weighted average number of shares used in
  the computation of earnings (loss) per share:
   Basic                                             8,176   8,487   8,859
   Diluted                                           8,321   8,487   9,253

See accompanying notes to consolidated financial statements.

                           PROTOCOL SYSTEMS, INC.
                        Consolidated Balance Sheets
                               (in thousands)

                                                          December 31,
                                                     -----------------------
                                                      1999             1998
                                                     ------           ------
ASSETS
Current assets:
  Cash and cash equivalents                         $10,470          $ 8,023
  Short-term investments                              3,487            6,680
  Accounts receivable:
    Trade, less allowance for doubtful accounts
     of $450 and $420 at 1999 and 1998,
     respectively                                    16,615           17,654
  Other                                               1,468              317
  Inventories, net                                   10,080           12,218
  Prepaid expenses and other current assets           2,418            2,469
                                                    -------           ------
        Total current assets                         44,538           47,361

Long-term investments                                10,032            4,045
Property and equipment, net                           3,912            4,041
Other assets                                          1,356              404
                                                    -------           ------
                                                    $59,838          $55,851
                                                    -------           ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 2,750          $ 2,584
  Accrued liabilities                                 5,057            5,383
  Deferred revenue and customer deposits                 80               98
                                                     ------           ------
    Total current liabilities                         7,887            8,065

Deferred income taxes                                   --                40

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value.  Authorized
    10,000 shares; none issued and outstanding
    at 1999 and 1998                                    --                --
  Common stock, $.01 par value.  Authorized
    30,000 shares; issued and outstanding
    8,032 at 1999 and 8,207 at 1998                      80               82
  Additional paid-in capital                         26,216           28,105
  Unearned compensation                                 (26)             (48)
  Accumulated other comprehensive income(loss)          (12)             205
  Retained earnings                                  25,693           19,402
                                                     ------           ------
    Total shareholders' equity                       51,951           47,746
                                                     ------           ------
                                                    $59,838          $55,851
                                                     ------           ------

See accompanying notes to consolidated financial statements.

                                  PROTOCOL SYSTEMS, INC.
                       Consolidated Statements of Shareholders' Equity
                                     (in thousands)

                                                           Accumulated            Total
                    Common stock   Additional                 other               share-
                  -----------------  paid-in    Unearned  comprehensive Retained  holders'
                  Shares  Par value  capital  compensation income(loss) earnings  equity
                  ------  --------- ---------  -----------  --------    --------  -------
Balance at
 December 31, 1996 8,744     $87     $34,363       $--        $138       $16,721 $51,309
Common stock
 issued under
  stock purchase
   and stock
    option plans     191       2         879        --          --           --      881
Tax benefit from
 stock option
  incentive plans     --      --          81        --          --           --       81
Vesting of shares
 issued for
  purchase of
   subsidiary         --      --          91        --          --           --       91
Other comprehensive
 loss                 --      --          --        --         (40)          --      (40)
Net income            --      --          --        --          --        3,356    3,356
                   ------  -------    -------    -------    -------     -------- -------
Balance at
 December 31, 1997 8,935       89     35,414        --          98       20,077   55,678
Common stock
 issued under
  stock purchase
   and stock
    option plans     208        2      1,183        --          --           --    1,185
Tax benefit from
 stock option
  incentive plans     --       --        147        --          --           --      147
Repurchase of
 common stock       (956)      (9)    (8,922)       --          --           --   (8,931)
Issuance of common
 stock under
  restricted stock
   award agreement    20       --        192       (192)        --           --       --
Amortization of
 unearned
  compensation        --       --         --        144         --           --      144
Vesting of shares
 issued for
  purchase of
   subsidiary         --       --         91        --          --           --       91
Other comprehensive
 income               --       --         --        --         107           --      107
Net loss              --       --         --        --          --         (675)    (675)
                   ------  -------    -------    -------    -------     -------- -------
Balance at
 December 31, 1998  8,207      82      28,105       (48)       205        19,402  47,746
Common stock
 issued under
  stock purchase
   and stock
    option plans      219       2       1,062       --          --           --    1,064
Tax benefit from
 stock option
  incentive plans     --       --          82       --          --           --      82
Repurchase of
 common stock        (407)     (4)     (3,225)      --          --           --   (3,229)
Issuance of common
 stock under
  restricted stock
   award agreement     13      --         101      (101)         --          --      --
Amortization of
 unearned
  compensation         --      --         --        123          --          --     123
Vesting of shares
 issued for purchase
  of subsidiary        --      --          91        --          --          --      91
Other comprehensive
 loss                  --      --         --         --        (217)         --    (217)
Net income             --      --         --         --          --       6,291   6,291
                    ------   ------    -------    -------    -------    ------- --------
Balance at
 December 31, 1999  8,032     $80     $26,216      ($26)       ($12)    $25,693  $51,951
                    ------   ------    -------    -------    -------    ------- --------

See accompanying notes to consolidated financial statements.

                                 PROTOCOL SYSTEMS, INC.
                         Consolidated Statements of Cash Flows
                                    (in thousands)


                                                               Year ended December 31,
                                                         -------------------------------
                                                          1999         1998        1997
                                                         -------------------------------
Cash flows from operating activities:
  Net income (loss)                                      $6,291       $(675)      $3,356
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                         2,175       2,353        2,365
    Asset impairment                                         50       2,466          --
    Amortization of bond premium                            133         186          312
    Provision for deferred income taxes                    (413)       (562)        (250)
    Other non-cash items                                    129         144          --
    Changes in operating assets and liabilities:
        Accounts receivable                                 273      (1,808)        (653)
        Inventories                                       2,061       1,331       (1,098)
        Prepaid expenses and other assets                  (866)       (120)        (130)
        Accounts payable and accrued liabilities            307        (169)         569
        Deferred revenue and customer deposits              (17)        (24)         (20)
                                                         ------       ------       ------
          Net cash provided by operating activities      10,123       3,122        4,451

Cash flows from investing activities:
  Purchase of investments                               (15,534)    (10,871)     (14,539)
  Proceeds from maturity of investments                  12,488      13,292       16,715
  Acquisition of property and equipment                  (1,926)     (2,090)      (2,198)
  Expenditures for other assets                            (261)       (264)         (36)
                                                         -------      ------       ------
          Net cash provided by (used in) investing
           activities                                    (5,233)         67          (58)

Cash flows from financing activities:
  Proceeds from stock option and stock purchase plans
     and related tax benefits                             1,146       1,332          962
  Repurchase of  common stock                            (3,229)     (8,931)          --
                                                         -------     -------       ------
          Net cash provided by (used in) financing
           activities                                    (2,083)     (7,599)         962

Effect of exchange rates on cash and cash equivalents      (360)        176           (1)
                                                         -------     -------       ------

          Net increase (decrease) in cash and cash
           equivalents                                    2,447      (4,234)       5,354

Cash and cash equivalents at beginning of year            8,023      12,257        6,903
                                                        -------     --------       ------
Cash and cash equivalents at end of year                $10,470      $8,023      $12,257
                                                        -------     --------       ------
Supplemental disclosures of cash flow information:
  Cash paid for income taxes                             $1,485        $989         $933

Supplemental schedule of noncash financing activities:
  Increase in investment due to release of escrowed
   shares of common stock                                   $91         $91          $91

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

INVESTMENTS
In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all investments in marketable securities are classified as available-for-sale and are reported at their fair market value.

Short-term investments consist of highly liquid securities with maturities of less than one year. Long-term investments consist of highly-rated notes and bonds from a variety of issuers with maturities of greater than one year and less than two years.

At December 31, 1999, the fair market value of short-term and long-term investments was $13,519,000 while short-term and long-term investments stated at amortized cost were $13,585,000 resulting in an unrealized holding loss of $66,000. At December 31, 1998, the fair market value of short-term and long-term investments was $10,725,000 while short-term and long-term investments stated at amortized cost were $10,672,000 resulting in an unrealized holding gain of $53,000. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity until realized.

INVENTORIES
Inventories consist of raw materials, work in process, finished goods and demonstration instruments and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis (FIFO).

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over a period of five years or the life of the lease, whichever is shorter. Depreciation expense, including amortization of capital leases, totaled $1,986,000, $2,203,000, and $2,058,000, for 1999, 1998, and
1997, respectively.

SOFTWARE DEVELOPMENT COSTS
The Company capitalizes certain software development costs incurred in accordance with the provisions of SFAS No. 86 "Accounting for Software to be Sold, Leased, or Otherwise Marketed". These capitalized costs are amortized using the straight-line method over the estimated economic life of the software, which is not anticipated to exceed three years. The Company capitalized software development costs of $0, $190,000, and $26,000, in 1999, 1998, and 1997, respectively.

Amortization expense related to capitalized software development costs of $129,000, $148,000, and $202,000 was recorded in 1999, 1998, and 1997.
Amortization of capitalized software costs is included in cost of sales in the consolidated statements of operations. Accumulated amortization at December 31, 1999 and 1998 was $1,192,000 and $1,063,000, respectively.

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

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the current exchange rate as of the balance sheet date. Revenues and expenses are translated using a weighted average exchange rate for the period presented. Adjustments resulting from the translation of the financial statements of the active foreign subsidiaries are included as a separate component of consolidated shareholders' equity. Adjustments resulting from translation of the remaining balance sheets of the discontinued French and German subsidiary operations are reported as transaction gains and losses, included in other income (loss) in 1999.

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

BASIC AND DILUTED EARNINGS PER SHARE
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share" which requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding and diluted earnings per share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

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

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock plans in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 to its plans covering employees and non-employee directors, and to provide pro-forma disclosures of the effects of SFAS No. 123 on net income (loss) and earnings (loss) per share.


NOTE 2.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

The components of inventories, net of
 reserve are as follows:                     December 31,
                                          1999         1998
                                         ------       ------
  Raw materials                        $ 4,670       $ 4,939
  Work in process                        1,916         2,838
  Finished goods                         2,043         2,207
  Demonstration instruments              1,451         2,234
                                       -------       -------
      Inventories, net                 $10,080       $12,218
                                       -------       -------

The components of property and
 equipment are as follows:
  Equipment                            $13,622       $12,111
  Furniture and fixtures                 1,776         1,910
  Leasehold improvements                   487           551
                                        ------        ------
                                        15,885        14,572
  Less accumulated depreciation
    and amortization                    11,973        10,531
                                        ------        ------
      Property and equipment, net      $ 3,912       $ 4,041
                                        ------        ------

The components of accrued liabilities
 are as follows:
  Accrued salaries, wages and
   related liabilities                  $2,827        $2,588
  Accrual for special charges              102         1,642
  Reserve for warranties                   923           915
  Income taxes payable                     587            --
  Other liabilities                        618           238
                                         ------      -------
      Total accrued liabilities         $5,057        $5,383
                                         ------      -------

The components of accumulated other
 comprehensive income are as follows:
  Unrealized holding gain (loss)
   on investments                         ($66)          $53
  Foreign currency translation adjustment   54           152
                                          ------        ------
      Total accumulated other
        comprehensive income (loss)       ($12)         $205
                                          ------        ------

NOTE 3.  SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. At December 31, 1999, no preferred shares were issued; however, 100,000 shares of Series D Junior Participating Preferred Stock had been designated and reserved. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

On August 6, 1999, the Company's Board of Directors granted 152,944 non-statutory stock options to its President and Chief Executive Officer. These options were not pursuant to any of the Company's stock option plans. These options vest at a rate of 25% per year following the grant date and expire ten years from the date of grant. These options were issued at the fair market value of the Company's common stock on the date of grant.

Under the Company's 1993 Stock Option Plan for Nonemployee Directors, each nonemployee director receives an initial option to purchase 20,000 shares of common stock immediately following the annual meeting of shareholders at which such director is first elected to the Board of Directors. The initial option grant vests ratably over a three year period. Following each subsequent annual meeting of shareholders, each nonemployee director receives an additional option, which is immediately exercisable, to purchase 3,000 shares of common stock. The option price for the non-statutory stock options granted pursuant to the plan may not be less than the fair market value of the Company's common stock at the date of grant. Each option expires ten years from the date of grant.

As of December 31, 1999, there were 202,944, 115,064 and 0 stock options available under the 1998, 1992 and 1987 option plans, respectively and 217,000 non-statutory stock options available for grant under the 1993 option plan for nonemployee directors. The Company has reserved 2,294,890 shares of common stock for future issuance pursuant to these plans.

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

EMPLOYEE STOCK PURCHASE PLAN
The 1994 Employee Stock Purchase Plan allows employees of the Company to accumulate funds of up to 10% of their cash compensation to purchase shares of the Company's common stock. Under the plan, 85,340, 101,289, and 91,736 shares of common stock were issued in 1999, 1998, and 1997, respectively. The Company has reserved 199,894 shares of common stock for future issuance under this plan.

RESTRICTED STOCK AWARD
On August 18, 1999, the Company's Board of Directors awarded a stock grant of 10,000 common shares with a fair value of $7.87 per share to the Chairman of the Board. This stock award is subject to vesting ratably over a six month period and other terms as specified at the time of issuance by a committee of the Board of Directors. Unearned compensation expense is recognized ratably over the vesting period.

Stock grants of up to 60,000 common shares may be issued to the Chief Executive Officer in future years beginning in 2002 based on the attainment of certain performance criteria.

STOCK REPURCHASE PLAN
On May 19, 1999 and January 7, 1998, the Board of Directors authorized the repurchase of the Company's currently outstanding shares of common stock of up to 500,000 and 1,000,000 shares, respectively. The Company has repurchased 407,000 and 956,000 and shares of common stock in 1999 and 1998, respectively.


NOTE 4.  STOCK-BASED COMPENSATION

At December 31, 1999, the Company had five plans providing for stock compensation; four fixed option plans under which options are granted to acquire company stock at exercise prices equal to 100% of the fair value of the stock as of the date the option is granted, and an employee stock purchase plan, which provides for six-month enrollment periods under which shares may be purchased at 85% of the lesser of the fair value at the beginning or end of the enrollment period. Additionally, the Company issued 152,944 options in 1999 and 80,000 options in 1998 that were not pursuant to any of the stock option plans.

The Company applies APB No. 25 in accounting for these options and, accordingly, no compensation cost has been recognized with respect thereto. Had compensation cost for these options been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the proforma amounts shown in the following table:
                                        1999       1998        1997
                                       ------     ------      ------
Net income (loss)
 (in thousands)      As reported      $ 6,291   ($   675)    $ 3,356
                     Pro-forma        $ 4,750   ($ 2,420)    $ 1,811

Basic earnings (loss)
 per share           As reported      $  0.77   ($  0.08)    $  0.38
                     Pro-forma        $  0.58   ($  0.29)    $  0.20

Diluted earnings (loss)
 per share           As reported      $  0.76   ($  0.08)    $  0.36
                     Pro-forma        $  0.58   ($  0.29)    $  0.20

The pro forma information presented above includes only the effects of applying SFAS No. 123 to options granted after 1994. Because options generally vest over a number of years and additional awards are made each year, the pro forma 1998 and 1997 amounts are not representative of the effect SFAS No. 123 would have had on net income (loss) and earnings (loss) per share had it been applied to options granted prior to 1995. Similarly, the resulting pro forma compensation costs may not be representative of that expected in future years.

The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

                                  Years ended December 31,
                                  ------------------------
                                   1999     1998     1997
                                  ------   ------   ------
  Risk-free interest rate          5.72%    5.19%    6.18%
  Expected dividend yield             0%       0%       0%
  Expected life (in years)            5        5        5
  Expected volatility                62%      61%      60%

Under the Black-Scholes option pricing model the weighted-average grant date fair value of options granted during 1999, 1998 and 1997 was $4.48, $4.91 and $4.80, respectively.


Information with respect to the Company's options for 1999, 1998 and 1997 is provided below:

                                                        Weighted-average
                               Number of shares     exercise price per share
                               ----------------     ------------------------
Balance at December 31, 1996     1,359,303                     8.51
     Granted                       535,154                     8.38
     Exercised                    (108,408)                    2.02
     Cancelled                    (408,426)                   12.93
                                 ---------
Balance at December 31, 1997     1,377,623                     7.66
     Granted                       278,620                     8.76
     Exercised                    (112,083)                    3.98
     Cancelled                    (108,222)                    8.66
                                 ---------
Balance at December 31, 1998     1,435,938                   $ 8.09
     Granted                       609,490                     7.74
     Exercised                    (132,770)                    3.71
     Cancelled                    (152,776)                    7.87
                                 ---------
Balance at December 31, 1999     1,759,882                   $ 8.30
                                 ---------

Additional information regarding options as of December 31, 1999 is as follows:


                     Options outstanding              Options exercisable
------------- -------------------------------------  ------------------------
                            Weighted-     Weighted-                 Weighted-
  Range of                   average       average                   average
  exercise       Number     remaining      exercise      Number     exercise
   prices     outstanding      life          price     exercisable    price
------------- -------------------------------------  ------------------------
$ 0.35-$ 6.00    180,846    2.25 years     $ 4.04       180,846      $ 4.04
  6.13-  7.50    554,305    7.48 years       7.08       224,237        6.98
  7.56-  8.50    469,061    9.35 years       8.14        54,768        8.03
  8.63- 20.75    555,670    6.39 years      11.04       480,732       11.07
              -----------                            -----------
$ 0.35-$20.75  1,759,882    7.10 years     $ 8.30       960,583      $ 8.53
              -----------                            -----------

NOTE 5.  401(K) RETIREMENT INVESTMENT PLAN

The Company has a Retirement Investment Plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 25% of eligible employee's contributions on the first 5% of employee's earnings deferred. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Plan were $145,000, $169,000, and $170,000, for 1999, 1998, and 1997, respectively.

NOTE 6.  EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted computations of earnings (loss) per share. There are no reconciling items for the numerators, which consist of net income (loss) for all periods presented.

                                      For years ended December 31,
                                      ----------------------------
                                   1999            1998             1997
                              --------------   --------------   --------------
                                       Per              Per              Per
(in thousands except                  share            share            share
  per share amounts)          Shares  Amount   Shares  Amount   Shares  Amount
                              ------  ------   ------  ------   ------  ------
Basic earnings (loss):         8,176  $0.77     8,487  ($0.08)   8,859  $0.38
Effect of dilutive stock
  options                        145               --              394
                               -----            -----            -----
Diluted earnings (loss):       8,321  $0.76     8,487  ($0.08)   9,253  $0.36
                               -----   ------   -----  -----     -----  -----

The number of options to purchase shares of common stock that were outstanding but were not included in the computation of diluted earnings per share were 827,000, 1,414,000, and 414,000, for 1999, 1998, and 1997, respectively.
These options were not included in the diluted earnings per share calculation in 1999 and 1997 because the options' exercise prices were greater than the average market prices of the shares. These options were not included in the diluted loss per share calculation in 1998 because the Company incurred a net loss for the year.

NOTE 7.  SPECIAL CHARGES

During the third quarter of 1998, the Company incurred special charges of $2,246,000 to relocate its wholly owned subsidiary, Pryon Corporation ("Pryon"), from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility in order to improve operating efficiencies. During the fourth quarter of 1998, the Company incurred additional special charges of $3,188,000 as it discontinued the development of its defibrillator project and restructured its worldwide operations. This restructuring included the closure of its subsidiary offices and direct sales organizations in France and Germany, elimination of 14 positions at the Company's headquarters in Beaverton, Oregon and the resignation of the founder and Chief Technical Officer. Cash payments during 1999 related to these special charges totaled $1,540,000 and consisted primarily of employee severance benefits and lease termination costs.

As of December 31, 1999, special charges of $102,000, related primarily to certain contract terminations, had not been disbursed. The Company anticipates that these remaining balances will be expended by the end of 2000.

NOTE 8.  LITIGATION SETTLEMENT

On August 2, 1999 the Company reached a settlement with SICOR, Inc. (formerly Gensia SICOR, Inc.) relating to litigation the Company commenced against Gensia SICOR, Inc. and Gensia Automedics in July 1998 alleging they breached a development and supply agreement to develop and supply a closed-loop drug delivery and monitoring device. Under terms of this settlement, SICOR, Inc. and Gensia Automedics have agreed to pay the Company a total of $3.7 million over the next two years. During 1999, the Company recognized in other income $1,611,000 related to this settlement.

NOTE 9.  LEASES

The Company leases its primary office and manufacturing facilities in Beaverton, Oregon under a long-term operating lease which expires in December 2005. Other operating leases have been entered into in connection with the lease of additional office space and capital equipment. Minimum future rental payments under all operating leases are as follows:

    Years ending
     December 31,                          (in thousands)
    -------------                          --------------
        2000                                  $   986
        2001                                    1,090
        2002                                    1,076
        2003                                    1,127
        2004                                    1,136
       Thereafter                               1,204
                                              -------
          Total future minimum lease payments  $6,619
                                              -------


Total rental expense for all operating leases was $880,000, $886,000, and $767,000 for the years ended December 31, 1999, 1998, and 1997, respectively.


NOTE 10.  INCOME TAXES

Domestic and foreign pre-tax income (loss) consists of the following:

                                          For the years ended December 31,
                                          --------------------------------
(in thousands)                              1999        1998        1997
--------------                             ------      ------      ------
 Domestic                                  $  7,803     $   1,786    $  4,587
 Foreign                                        297        (2,986)      ( 199)
                                            -------        ------      ------
       Total                               $  8,100     ($  1,200)   $  4,388
                                            -------        ------      ------

The provision for income taxes consists of the following:

                                           For the year ended December 31,
                                           -------------------------------
(in thousands)                               1999       1998        1997
                                            -----       -----       -----
Current:
     Federal                                $1,808      ($  40)     $1,080
     Foreign                                     7           5           4
     State                                     407          72         198
                                            ------      ------      ------
                                             2,222          37       1,282
Deferred:
     Federal                                  (344)        (74)       (156)
     Foreign                                   (14)       (482)        (65)
     State                                     (55)         (6)        (29)
                                            ------      ------      ------
                                              (413)       (562)       (250)
                                            ------      ------      ------
          Total                             $1,809      ($ 525)     $1,032
                                            ------      ------      ------

A reconciliation showing the reasons for the difference between the Company's effective tax rate and the statutory Federal income tax rate of 34% is as follows:

                                           For the year ended December 31,
                                           -------------------------------
                                             1999       1998        1997
                                            -----      -----       -----
Federal statutory rate                       34.0 %     (34.0%)     34.0 %
State taxes, net of federal benefit           3.4         2.3        2.5
Research and experimentation credits         (1.8)      (27.5)      (7.6)
Tax benefit of foreign sales corporation     (1.2)       (3.1)      (2.3)
Tax benefit of exempt interest income        (2.0)      (18.8)      (5.6)
Increase (decrease) in valuation allowance   (6.4)       34.4         --
Net operating loss carryovers utilized       (4.0)        --          --
Other, net                                    0.3         3.0        2.5
                                             ------      ------     ------
Effective tax rate                           22.3 %     (43.7%)     23.5 %
                                             ------      ------     ------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


(in thousands)
                                                    1999            1998
                                                    -----           -----
Deferred tax assets:
  Inventory valuation adjustments                   $   601         $   513
  Other non-deductible accruals                       1,264             717
  Net operating loss carryovers                         --              322
  Tax credit carryovers                                 456             632
  Other                                                 308             684
                                                    -------         -------
    Gross deferred tax assets                         2,629           2,868
  Valuation allowance                                  (591)         (1,172)
                                                    -------         -------
    Deferred tax assets                               2,038           1,696
Deferred tax liabilities:
  Depreciation                                          --              (40)
  Intangible technology rights                          --               55
  Software development costs                            --              (84)
                                                    ------          -------
    Deferred tax liabilities                            --              (69)
                                                    ------          -------
Net deferred taxes                                  $ 2,038          $1,627
                                                    ------          -------

Net current deferred taxes - asset                  $ 1,889          $1,667
Net long-term deferred taxes - asset (liability)    $   149           ($ 40)

The Company has established a valuation allowance for certain deferred tax assets of $591,000 at December 31, 1999. The valuation allowance was $1,172,000 and $987,000 at December 31, 1998 and 1997, respectively. The net decrease of $581,000 in 1999 was mainly due to recognition of the benefits of expected utilization of net operating loss and research & experimentation credit carryovers. Management believes that it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax assets as of December 31, 1999.

At December 31, 1999, the Company had available federal research & experimentation tax credit carryovers of $338,000, expiring in the years 2018 through 2019, and alternative minimum tax credit carryovers of $75,000 with no expiration date.

NOTE 11.  SEGMENT INFORMATION

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during 1998. In accordance with SFAS No. 131 the Company has identified a single operating segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales are made primarily to hospitals and other health-care related customers. Credit risk with respect to accounts receivable is limited due to the large number and geographical dispersion (both domestically and internationally) of entities which comprise the Company's customer base. Sales to the U.S. Government were $11,195,000, $10,410,000, and $3,388,000, in 1999, 1998, and 1997,
respectively. No other customer or country constituted more than 5% of total sales. Sales by geographic region were as follows for the years ended December 31:


(in thousands)                              1999        1998        1997
                                          -------     -------     -------
United States                             $48,491     $49,306     $45,365
International                              17,826      18,017      18,729
                                          -------     -------     -------
Total Sales                               $66,317     $67,323     $64,094
                                          -------     -------     -------

SUPPLEMENTARY DATA
------------------
QUARTERLY FINANCIAL SUMMARY (UNAUDITED DATA)


(in thousands except common stock                   Quarters ended
   prices and per share amounts)   ------------------------------------------------
                                    March 31    June 30  September 30  December 31
                                   ---------   --------  ------------  ------------
1999
Sales                              $14,299      $16,753      	$16,528     $18,737
Gross profit                         6,955        8,049        8,280        9,300
Income from operations                 705        1,535        1,498        1,777
Net income                             725        1,323        2,428        1,815
Basic earnings per share               .09          .16          .30          .23
Diluted earnings per share             .09          .16          .29          .22
Weighted average number of shares
 used in the computation of earnings
  (loss) per share:
    Basic                            8,241        8,314        8,214        8,023
    Diluted                          9,385        8,453        8,388        8,146

1998
Sales                              $14,920      $16,960      $17,530      $17,913
Gross profit                         6,913        8,967        9,478        8,936
Income (loss) from operations           39          721       (1,041)      (1,901)
Net income (loss)                      230          673         (557)      (1,021)
Basic earnings (loss) per share        .03          .08         (.07)        (.12)
Diluted earnings (loss) per share      .03          .08         (.07)        (.12)
Weighted average number of shares
 used in the computation of earnings
  per share:
    Basic                            8,794        8,501        8,389        8,267
    Diluted                          9,134        8,845        8,389        8,267

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned By Management and Principal Shareholders" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

    (1)  FINANCIAL STATEMENTS

           Report of Management
           Report of Independent Accountants for the fiscal years ended
              December 31, 1999 and 1998
           Consolidated Statements of Operations and Comprehensive
              Income - Years ended December 31, 1999, 1998 and 1997 Consolidated Balance Sheets - As of December 31, 1999 and 1998 Consolidated Statements of Stockholders' Equity - Years ended
              December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows - Years ended
               December 31, 1999, 1998 and 1997

    (2) FINANCIAL STATEMENT SCHEDULE

           Schedule II - Valuation and Qualifying Accounts
           Report of Independent Accountants on Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.


(A) (3) EXHIBITS


Exhibit
Number                            Description
-------                           -----------
3.1    Fourth Restated Articles of Incorporation of Protocol Systems, Inc.  (1)
3.2    Restated Bylaws of Protocol Systems, Inc. (1)
4.0    Rights Agreement dated March 20, 1992 between Protocol Systems, Inc. and First
       Interstate Bank of Oregon, N.A.  (1)
10.1   Original Equipment Manufacturer Agreement for Purchase and Sale of Pulse Oximeter
        Modules dated October 23, 1989 between Protocol Systems, Inc. and Nellcor,
        Incorporated, and addendum thereto dated January 21, 1992. (1)
10.2   Form of Indemnity Agreements between Protocol Systems, Inc. and its Executive
        Officers and Directors. (1)
10.3   Protocol Systems, Inc. 1987 Key Employee's Incentive Stock Option Plan, as amended on January 21, 1992. (1)
10.4   Protocol Systems, Inc. 1987 Non-Statutory Stock Option Plan, as amended on January
        21, 1992. (1)
10.5   Protocol Systems, Inc. 1992 Stock Incentive Plan as amended on January 24, 1995 (3)
10.6   Business Park Lease dated October 26, 1990 By and Among Protocol Systems, Inc.,
        Koll-Copley Partners and Petula Associates and amendments thereto dated October
        16,1991 and November 6, 1991. (1)
10.7   Amendment to Business Park Lease between Protocol Systems, Inc., Koll-Copley
        Partners and Petula Associates dated October 6, 1993. (2)
10.8   Amendment to Original Equipment Manufacturer Agreement for Purchase and Sale of
        Pulse Oximeter Modules dated February 25, 1993 between Protocol Systems, Inc. and
        Nellcor, Incorporated.  (2)
10.9   Protocol Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors as amended
        February 10, 1999 (8)
10.10  Amendment to Business Park Lease between Protocol Systems, Inc., Koll-Copley
        Partners and Petula Associates dated December 24, 1997  (4)
10.11  Protocol Systems, Inc. 1994 Employee Stock Purchase Plan as amended on May 19,1999
        (8)
10.12  Protocol Systems, Inc. 1998 Stock Incentive Plan as amended on May 19, 1999  (8)
10.13  Protocol Systems, Inc. Non-Qualified Stock Option Agreement dated March 6, 1998
       (6)
10.14  Protocol Systems, Inc. Restricted Stock Award Agreement dated April 3, 1998  (5)
10.15  Executive Employment Agreement between Protocol Systems, Inc. and Allen L. Oyler dated July 1, 1998  (7)
10.16  Executive Employment Agreement between Protocol Systems, Inc. and Carl P. Hollstein dated July 1, 1998  (7)
10.17  Executive Employment Agreement between Protocol Systems, Inc. and James P. Fee dated July 1, 1998  (7)
10.18  Executive Employment Agreement between Protocol Systems, Inc. and James P. Welch dated July 1, 1998  (7)
10.19  Executive Employment Agreement between Protocol Systems, Inc. and Richard L. Roa dated July 1, 1998  (7)
10.20  Executive Employment Agreement between Protocol Systems, Inc. and Donald M. Abbey dated July 1,  1998  (7)
10.21  Amendment to Business Park Lease between Protocol Systems, Inc., Koll-Copley
        Partners and Petula Associates dated March 19, 1999
10.22  Protocol Systems, Inc. Non-Qualified Stock Option Agreement dated August 6, 1999
        (9)
10.23  Executive Employment Agreement between Protocol Systems, Inc. and Robert F. Adrion dated August 1, 1999  (10)
22.0   Subsidiaries of the Registrant
23.0   Consent of Accountants
27.1   Financial Data Schedule for the year ended December 31, 1999

 (1)  Incorporated herein by reference to the Company's Registration Statement on Form S-1
       dated January 22, 1992, File No. 33-45067.
 (2)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1993.
 (3)  Incorporated herein by reference to the Company's Registration Statement on Form S-4
       dated April 9, 1996, File No. 333-03316.
 (4)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1997.
 (5)  Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
 (6)  Incorporated herein by reference to the Company's Registration Statement on S-8 dated August 13, 1998, File No. 333-61415.
 (7)  Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
 (8)  Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
 (9)  Incorporated herein by reference to the Company's Registration Statement on S-8 dated October 19, 1999, File No. 333-89315.
 (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROTOCOL SYSTEMS, INC.
                                        -----------------------
                                            (Registrant)

Date: March 30, 2000              By:  /s/ Robert F. Adrion
      --------------                   -----------------------
                                           Robert F. Adrion, Ph.D.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                            Title                          Date
      ---------                            -----                          -----
/s/ Robert F. Adrion              President and Chief                 March 30, 2000
---------------------------       Executive Officer (Principal        --------------
    Robert F. Adrion, Ph.D.       Executive Officer)


/s/ Edward M. Kolasinski          Vice-President, Finance and Chief   March 30, 2000
---------------------------       Financial Officer                   --------------
    Edward M. Kolasinski          (Principal Financial and Accounting
                                  Officer)


/s/ David F. Bolender             Chairman of the Board of            March 30, 2000
---------------------------       Directors                           --------------
    David F. Bolender

/s/  Steven E. Wynne              Director                            March 30, 2000
--------------------------                                            --------------
     Steven E. Wynne

 /s/  Ronald S. Newbower, Ph.D.   Director                            March 30, 2000
-------------------------------                                       --------------
      Ronald S. Newbower, Ph.D.

 /s/  Frank E. Samuel, Jr.        Director                            March 30, 2000
---------------------------                                           --------------
      Frank E. Samuel, Jr.

 /s/  Curtis M. Stevens           Director                            March 30, 2000
----------------------------                                          --------------
      Curtis M. Stevens



                                         Additions   Additions
                             Balance at  charged to  charged to             Balance at
                             beginning   costs and     other                  end of
       Description            period     expenses    accounts   Deductions    period
                             ----------  ----------  ---------  ----------  ----------
Year ended December 31, 1997:
  Allowance for doubtful
    accounts                    $  252    $  147         --       $  41(1)    $  358
  Allowance for sales returns      100       187         --          --          287
  Inventory obsolescence and
    valuation reserves             785       530         --         313(2)     1,002
  Reserve for warranties           985     1,177         --       1,078(3)     1,084
  Reserve for product upgrades       3       245         --          56(4)       192

Year ended December 31, 1998:
  Allowance for doubtful
    accounts                    $  358    $  114         --       $  52(1)    $  420
  Allowance for sales returns      287       134         --         181(5)       240
  Inventory obsolescence and
    valuation reserves           1,002       329         --         605(2)       726
  Reserve for warranties         1,084       511         --         680(3)       915
  Reserve for product upgrades     192       (98)        --          68(4)        26
Year ended December 31, 1999:
  Allowance for doubtful
    accounts                    $  420    $  131         --      $  101(1)    $  450
  Allowance for sales returns      240       432         --          --          672
  Inventory obsolescence and
    valuation reserves             726       441         --          92(2)     1,075
  Reserve for warranties           915       902         --         894(3)       923
  Reserve for product upgrades      26        (5)        --          21(4)         0

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

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Protocol Systems, Inc.:

Under the date of January 21, 2000, we reported on the consolidated balance sheets of Protocol Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Portland, Oregon
January 21, 2000