Form 10-Q
period 2000-03-31
PROTOCOL SYSTEMS INC/NEW
filed 2000-05-12
CIK 883322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the Quarter ended   March 31, 2000

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

                                                        [X] Yes    [  ] No

              Number of shares of common stock outstanding as of
                               May 1, 2000:
                  8,188,237 shares, $.01 par value per share
                  ------------------------------------------

                             PROTOCOL SYSTEMS, INC.

                              Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                         Page No.
-----------------------------                                         --------

Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations and Comprehensive Income for
        the three months ended March
        31, 2000 and 1999                                                3

        Condensed Consolidated Balance Sheets
        as of March 31, 2000 and December 31, 1999                       4

        Condensed Consolidated Statements of Cash
        Flows for the three months ended March 31,
        2000 and 1999                                                    5

        Notes to Condensed Consolidated Financial
        Statements                                                      6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-11

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                      11


PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                12

Item 2. Changes in Securities                                            12

Item 6. Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                               12
----------











<PAGE3>

ITEM 1. FINANCIAL STATEMENTS

                               PROTOCOL SYSTEMS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands except per share amounts)
                                  (unaudited)


                                                           Three months ended
                                                                March 31,
                                                             2000       1999
                                                           -------    -------
Sales                                                      $17,667    $14,299
Cost of sales                                                8,965      7,344
                                                           -------    -------
    Gross profit                                             8,702      6,955

Operating expenses:
  Research and development                                   1,860      1,505
  Selling, general and administrative                        5,358      4,745
                                                           -------    -------
    Total operating expenses                                 7,218      6,250
                                                           -------    -------
    Income from operations                                   1,484        705

Other income                                                   489        262
                                                           -------    -------
    Income before income taxes                               1,973        967

Provision for income taxes                                     592        242
                                                           -------    -------
    Net income                                             $ 1,381    $   725
                                                           =======    =======

    Comprehensive income                                   $ 1,373    $   499
                                                           =======    =======

    Basic earnings per share                               $  0.17    $  0.09
                                                           =======    =======
    Diluted earnings per share                             $  0.16    $  0.09
                                                           =======    =======

Weighted average number of shares
used in the computation of:
    Basic earnings per share                                 8,128      8,241
    Diluted earnings per share                               8,541      8,385

       See accompanying notes to condensed consolidated financial statements.

<PAGE4>

                                 PROTOCOL SYSTEMS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                    (unaudited)


                                                         March 31,  December 31,
                                                           2000         1999
                                                          ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 9,825      $10,470
  Short-term investments                                  11,099        3,487
  Accounts receivable - net                               16,507       18,083
  Inventories - net                                       10,720       10,080
  Prepaid expenses and other current assets                2,321        2,418
                                                         -------      -------
    Total current assets                                  50,472       44,538

Long-term investments                                      5,505       10,032
Property and equipment - net                               4,037        3,912
Other assets                                               1,333        1,356
                                                         -------      -------
                                                         $61,347      $59,838
                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 2,732      $ 2,750
  Accrued liabilities                                      4,259        5,137
                                                         -------      -------
    Total current liabilities                              6,991        7,887

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value.  Authorized 30,000 shares;
    issued and outstanding 8,181 at March 31, 2000 and
    8,032 at December 31, 1999                                82           80
  Additional paid-in capital                              27,220       26,216
  Unearned compensation                                       --          (26)
  Accumulated other comprehensive income (loss)              (20)         (12)
  Retained earnings                                       27,074       25,693
                                                         -------      -------
    Total shareholders' equity                            54,356       51,951
                                                         -------      -------
                                                         $61,347      $59,838
                                                         =======      =======

       See accompanying notes to condensed consolidated financial statements.

<PAGE5>

                                    PROTOCOL SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)

                                                    Three months ended March 31,
                                                          2000         1999
                                                        -------      --------

Cash flows from operating activities:
 Net income                                             $ 1,381      $   725

 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                            504          560
   Amortization of bond premium                              45           31
   Deferred taxes                                           (32)         144
   Other non-cash items                                      26           71
   Changes in operating assets and liabilities:
     Accounts receivable                                  1,564        4,501
     Inventories                                           (649)         563
     Prepaid expenses and other assets                      100          130
     Accounts payable and accrued liabilities              (816)      (1,304)
                                                        -------      -------
        Net cash provided by operating activities         2,123        5,421

Cash flows from investing activities:
  Purchase of investments                                (7,727)     (10,030)
  Proceeds from maturity of investments                   4,600        9,980
  Acquisition of property and equipment                    (580)        (357)
  Expenditures for other assets                              --         (250)
                                                         -------      -------
        Net cash used in investing activities            (3,707)        (657)

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and stock purchase plan                                1,005          506
  Repurchase of common stock                                 --         (128)
                                                        --------     --------
        Net cash provided by financing activities         1,005          378
                                                        --------     --------

Effect of exchange rates on cash and cash equivalents       (66)        (317)
                                                        --------      -------

      Net increase (decrease) in cash and cash equivalents (645)       4,825

Cash and cash equivalents at beginning of period         10,470        8,023
                                                        --------     --------
Cash and cash equivalents at end of period              $ 9,825      $12,848
                                                        ========     ========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                             $   345     $      0

       See accompanying notes to condensed consolidated financial statements.

<PAGE6>
                            PROTOCOL SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information.
Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis (FIFO). The components of inventories, net of reserve, are as follows:

                                               March 31,      December 31,
(in thousands)                                   2000            1999
-------------------------------------------------------------------------
Raw materials                                  $ 5,027         $ 4,670
Work in process                                  1,902           1,916
Finished goods                                   2,287           2,043
Demonstration instruments                        1,504           1,451
                                               -------         -------
   Total inventories                           $10,720         $10,080
                                               =======         =======


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following:

                                               March 31,     December 31,
(in thousands)                                   2000            1999
-------------------------------------------------------------------------
Equipment                                      $14,148         $13,622
Furniture and fixtures                           1,817           1,776
Leasehold improvements                             543             487
                                               -------         -------
                                                16,508          15,885
Less accumulated depreciation and amortization  12,471          11,973
                                               -------         -------
   Property and equipment - net                $ 4,037         $ 3,912
                                               =======         =======


<PAGE7>
ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

                                                March 31,    December 31,
(in thousands)                                   2000            1999
-------------------------------------------------------------------------
  Accrued salaries, wages and
   related liabilities                          $2,074          $2,827
  Income taxes payable                             753             587
  Reserve for warranties                           974             923
  Other liabilities                                187             618
  Accrual for special charges                      160             102
  Deferred revenue and customer deposits           111              80
                                                ------          ------
                                                $4,259          $5,137
                                                ======          ======

During 1998, the Company incurred special charges of $5,434,000 to relocate its wholly owned subsidiary, Pryon Corporation ("Pryon"), from Menomonee Falls, Wisconsin to the Company's Beaverton, Oregon facility, and discontinue the development of its defibrillator project and restructure its worldwide operations. As of March 31, 2000, special charges of $160,000, related primarily to certain contract terminations, had not been disbursed. The Company anticipates that these remaining balances will be expended by the end of 2000.


INCOME TAXES

The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the Federal statutory rate primarily because of the provision for state income taxes, the effect of non-deductible expenditures, research and experimentation tax credits, the Company's foreign sales corporation and tax-exempt interest income earned on investments.

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


<PAGE8>
COMPREHENSIVE INCOME

                                              Three months ended March 31,
(in thousands)                                     2000        1999
--------------------------------------------------------------------------
Net income                                      $ 1,381     $   725

 Other comprehensive
  income (loss); net of tax
    Foreign currency
     translation adjustments                        (11)       (158)
    Unrealized holding
     gain (loss)                                      3         (68)
                                                 -------    --------

 Other comprehensive loss                            (8)       (226)
                                                 -------    --------

Comprehensive income                            $ 1,373    $    499
                                                ========    ========

SEGMENT INFORMATION

In accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" the Company functions as a single operating segment: the design, manufacture, sale and servicing of medical instruments and systems. Sales are made primarily to hospitals and other health-care related customers.


<PAGE9>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales. Sales for the first quarter of 2000 increased 23.6% to $17.7 million from $14.3 million for the first quarter of 1999.

Domestic sales, excluding Original Equipment Manufacturer sales of Pryon Medical Device Technology (MDT) products (OEM sales), increased 10.6% to $9.4 million (52.9% of total sales) in the first quarter of 2000 from $8.4 million (59.1% of total sales) in the first quarter of 1999 primarily as a result of an increase in the number of Flexible Monitoring systems sold.

International sales, excluding international OEM sales, increased 69.3% to $6.9 million (39.1% of total sales) in the first quarter of 2000 from $4.1 million (28.5% of total sales) in the first quarter of 1999. This increase was principally due to increased sales to customers in Europe and to NEC, the Company's exclusive distributor in Japan. The Company's distribution agreement with NEC terminated in the first quarter of 2000.

OEM sales decreased 19.8% to $1.4 million (8.0% of total sales) in the first quarter of 2000 from $1.8 million (12.4% of total sales) in the first quarter of 1999 due to a decrease in sales of MDT CO2 products.

Gross profit. As a percentage of sales, gross profit increased to 49.3% in the first quarter of 2000 from 48.6% in the first quarter of 1999. The increase in gross profit was primarily due to improved margins on Flexible Monitoring system sales partially offset by increased sales discounts in the first quarter of 2000.

Research and development. Research and development expenses increased 23.6% to $1.9 million in the first quarter of 2000 from $1.5 million in the first quarter of 1999. This increase was primarily due to an increase in employee headcount and outside consultants related to increased product development activities. As a percentage of sales, research and development remained consistent at 10.5% in the first quarter of 2000 compared to the first quarter of 1999.

Selling, general and administrative. Selling, general and administrative expenses increased 12.9% to $5.4 million in the first quarter of 2000 from $4.7 million in the first quarter of 1999. This increase resulted primarily from increased sales activities in the first quarter of 2000 as well as an overall increase in compensation. As a percentage of sales, selling, general and administrative decreased to 30.3% in the first quarter of 2000 from 33.2% in the first quarter of 1999.

Other income. Other income increased to $489,000 in the first quarter of 2000 from $262,000 in the first quarter of 1999. This was primarily due to the reversal of a reserve on a note receivable due to continued performance under the note.


<PAGE10>
Provision for income taxes. The provision for income taxes increased to $592,000 in the first quarter of 2000 from $242,000 in the first quarter of 1999, representing effective tax rates of 30.0% and 25.0%, respectively. The effective tax rate, which reflects the estimate of the Company's annual effective tax rate, was higher in the first quarter of 2000 than in the first quarter of 1999 primarily due to the effect of non-deductible expenses in the first quarter of 2000 and the utilization of Pryon Corporation net operating loss carryovers in the first quarter of 1999.

Net income. Net income in the first quarter of 2000 was $1.4 million or $0.16 per diluted share compared to net income of $725,000 or $0.09 per diluted share in the first quarter of 1999. The increase in net income was primarily due to an increase in sales volume in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company improved its strong financial position as of March 31, 2000 with its cash and investments, both long and short term, increasing to $26.4 million from $24.0 million at December 31, 1999. Working capital at March 31, 2000 was $43.5 million and the current ratio was 7.2:1, compared to working capital of $36.7 million and current ratio of 5.6:1 at December 31, 1999.
Cash flows from operating activities for the first three months of 2000 were $2.1 million as compared to $5.4 million for the first three months of 1999. Cash of $580,000 was used for the acquisition of property and equipment in the first three months of 2000. Proceeds and related tax benefits from stock option and stock purchase plans were $ 1.0 million in the first three months of 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" (FIN No. 44) which clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees" for certain issues. FIN No. 44 is effective July 1, 2000. The Company does not expect FIN No. 44 to have a material impact on its Consolidated Financial Statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the first quarter of 2000. The impact on the Company's Consolidated Financial Statements is not material.


<PAGE11>

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Quarterly Report contain statements, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. In addition, such statements could be affected by other factors discussed elsewhere in this Quarterly Report and from time to time in the Company's other Securities and Exchange Commission filings and reports, and by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future depending on factors such as increased competition, timing of new product announcements, pricing changes by the Company or its competitors, length of sales cycles, market acceptance or delays in the introduction of new products or enhanced versions of existing products, timing of significant orders, regulatory approval requirements, difficulties in commercialization or manufacturing processes, supply constraints of critical components, changes in customer purchasing patterns as a result of hospital spending for year 2000 preparation and the impact of the 1998 Balanced Budget Amendment on capital spending, the Company's ability to form business alliances and acquisitions and to successfully integrate future acquisitions into the Company's operations, product mix and economic factors and conditions generally and in the market for the Company's products specifically. In particular, the Company's quarterly operating results have fluctuated as a result of the unpredictable size and timing of military patient monitoring equipment procurements, and seasonal or other changes in customer buying patterns. A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, revenue from quarter to quarter is difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with revenue. Results of operations in any period should not be considered indicative of the result to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. No assurance can be given that the Company will be able to grow in future periods or that its operations will remain profitable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations due to a small portion of its international sales. The Company minimizes its risk to foreign currency fluctuations as international sales through independent distributors are made in U.S. dollars, which has helped reduce any foreign currency risk.

As of March 31, 2000, the Company had an investment portfolio of fixed income securities, including those classified as cash and cash equivalents, short-term investments and long-term investments of $24.4 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

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


<PAGE12>
                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2000, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's 1987 stock option plan. An aggregate of 48,279 shares of Common Stock were issued at an exercise prices ranging from $1.95 to $7.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
10.1 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and Robert F. Adrion dated March 1, 2000
10.2 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and Edward M. Kolasinski dated March 1, 2000
10.3 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and Allen L. Oyler dated March 1, 2000
10.4 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and Carl P. Hollstein dated March 1, 2000
10.5 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and James P. Welch dated March 1, 2000
10.6 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and James P. Fee dated March 1, 2000
10.7 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and Richard L. Roa dated March 1, 2000
10.8 Amendment to Executive Employment Agreement between Protocol Systems, Inc. and Donald M. Abbey dated March 1, 2000
10.9 Executive Employment Agreement between Protocol Systems, Inc. and Chris Tew dated January 24, 2000
27.1 Financial Data Schedule

(b) No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROTOCOL SYSTEMS, INC.
                                                        (Registrant)


Date: May 11, 2000                                 By  /s/Robert F. Adrion
                                                       ---------------------
                                                       Robert F. Adrion Ph.D.
                                                       Chief Executive
                                                       Officer, President

                                                   By  /s/Edward M. Kolasinski
                                                       ---------------------
                                                       Edward M. Kolasinski
                                                       Vice-President,
                                                       Finance/Chief Financial
                                                       Officer